Form 10-Q
period 2010-09-30
Mobilized Entertainment, Inc.
filed 2010-11-15
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 000-49752

MOBILIZED ENTERTAINMENT, INC.
(Exact name of small business issuer in its charter)

Nevada	61-1499873
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

50 West Liberty Street, Suite 880, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

866-815-2677
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒           No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes☐ No☐Not Applicable☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)
Yes☐            No ☒

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of November 12, 2010.

FORM 10-Q
MOBILIZED ENTERTAINMENT, INC.

ITEM 1. FINANCIAL STATEMENTS.

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30, 2010 $	December 31, 2009 $
	(Unaudited)
ASSETS

Current Assets

Cash	–	130

Total Assets	–	130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Bank indebtedness	36	–
Accounts payable	109,105	112,856
Accrued liabilities	40,740	29,485
Due to related parties (Note 5)	631,109	592,521
Convertible notes (Note 4)	159,000	159,000

Total Liabilities	939,990	893,862

Contingencies and Commitments (Note 1)

Stockholders’ Deficit

Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827

Additional Paid-in Capital	174,980	174,980

Donated Capital	22,250	17,750

Accumulated Other Comprehensive Loss	(1,827)	(1,209)

Deficit Accumulated During the Development Stage	(1,227,220)	(1,177,080)

Total Stockholders’ Deficit	(939,990)	(893,732)

Total Liabilities and Stockholders’ Deficit	–	130

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Period from	For the	For the	For the	For the
	July 25, 2000	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2010	2010	2009	2010	2009
	$	$	$	$	$

Revenue	18,783	–	68	–	535

Expenses

General and administrative	143,838	2,365	8,576	8,564	10,322
Management fees (Note 5)	240,955	750	750	2,250	2,250
Professional fees	205,243	10,608	15,868	29,064	40,671
Consulting fees	212,500	–	–	–	–
Impairment loss on intangible assets	152,146	–	–	–	–
Royalties	4,668	–	–	–	–
			–		–
Total Operating Expenses	959,350	13,723	25,194	39,878	53,243

Operating Loss	(940,567)	(13,723)	(25,126)	(39,878)	(52,708)

Other Expenses

Loss on change in fair value of derivative liability	(82,013)	–	–	–	–
Accretion of discount on convertible note	(83,967)	–	–	–	–
Loss on settlement of debt	(63,000)	–	–	–	–
Loss on disposal of assets	(398)	–	–	–	–
Issuance of shares below par value	(9,900)	–	–	–	–
Interest on convertible debt (Note 4)	(36,209)	(2,404)	(2,404)	(7,135)	(7,135)
Loss on foreign exchange	(11,166)	(6,438)	(9,660)	(3,127)	(15,330)

Total Other Expenses	(286,653)	(8,842)	(12,064)	(10,262)	(22,465)

Net Loss	(1,227,220)	(22,565)	(37,190)	(50,140)	(75,173)

Other Comprehensive Income

Foreign currency translation adjustment	(1,827)	(975)	(2,260)	(618)	(3,594)

Comprehensive Loss	(1,229,047)	(23,540)	(39,450)	(50,758)	(78,767)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		91,827,000	91,827,000	91,827,000	91,827,000

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

		Period from		For the		For the
		July 25, 2000		Nine Months		Nine Months
		(Date of Inception)		Ended		Ended
		to September 30,		September 30		September 30,
		2010		2010		2009

	$		$		$

Operating Activities

Net loss		(1,227,220		(50,140)		(75,173)

Adjustments to reconcile net loss to cash
Accretion of discount on convertible note		83,967		–		–
Amortization		13,456		–		–
Donated services		22,250		4,500		4,500
Loss on settlement of debt		63,000		–		–
Issuance of shares below par value		9,900		–		–
Loss on change in fair value of derivative liability		82,013		–		–
Impairment of intangible assets		152,146		–		–
Loss on disposal of assets		398		–		–
Shares issued for expenses		15,250		–		–

Change in operating assets and liabilities
Prepaid expenses		(38		–		–
Accounts payable and accrued liabilities		147,971		35,250		4,345
Due to related parties		577,098		6,568		65,812

Net Cash Used in Operating Activities		(59,809		(3,822)		(516)

Financing Activities
Advances from related parties		56,614		107		4,030
Bank indebtedness		36		36		–
Repayments to related parties		(319		–		–
Proceeds from issuance of common stock		1,100		–		–
						–
Net Cash Provided from Financing Activities		57,431		143		4,030

Effect of Exchange Rate Changes on Cash		2,378		3,549		(3,616)

Decrease in Cash		–		(130)		(102)

Cash – Beginning of Period		–		130		156

Cash – End of Period		–		–		54

Non-cash Financing Activities
Common stock issued for expenses		15,250		–		–
Settlement of debt by issuance of common stock		11,577		–		–
Acquisition of assets by issuance of convertible note		156,309		–		–

Supplemental Disclosures
Interest paid		–		–		–
Income taxes paid		–		–		–

(The accompanying notes are an integral part of the consolidated financial statements)

MOBILIZED ENTERTAINMENT, INC.
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the period ended September 30, 2010
(Unaudited)

1.	Nature of Operations and Continuance of Business

Mobilized Entertainment Inc., formerly named Sports-Stuff.com Inc. (Colorado) (“SSUF-CO”), was incorporated on July 25, 2000 under the laws of the State of Colorado. On July 25, 2000, the Company acquired an Internet Marketing Business Plan (the “Business Plan”) in consideration for 3,000,000 shares of common stock with a fair value of $12,000. The Company abandoned the Business Plan and was inactive until the following merger. Mobilized Entertainment Inc. (Nevada) (“SSUF-NV”) was incorporated on October 10, 2006, under the laws of the State of Nevada. On October 15, 2006, SSUF-NV acquired certain assets and rights of Feed Me Sports Inc. in consideration for a convertible note of $156,309. On December 7, 2006, SSUF-CO merged with and into SSUF-NV, of which SSUF-NV was the surviving corporation.

The Company is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. The Company’s principal business is the production and distribution of mobile web based sports and entertainment products and services. The Company’s main product is Eagle1.mobi, a mobile web based product for amateur golfers that allows them to participate in hole-in-one contests on an individual (as opposed to tournament or special event) basis, on any golf hole of their choosing covered by the Company’s program.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at September 30, 2010, the Company has a working capital deficit of $939,990 and an accumulated deficit of $1,227,220 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual financial statements for the year ended December 31, 2009, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the quarters or year ended December 31, 2010.

3.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820 -10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements. See Note 6, “Fair Value Measurements.”

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Convertible Notes

On October 15, 2006, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note is non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company’s shares as of the date of conversion. In the event the Company defaults on the payment of the note, the Company will be required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the period ended September 30, 2010 interest of $6,700 (2009 – $6,700) has been accrued.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the period ended September 30, 2010 interest of $435 (2009 – $435) has been accrued.

5.	Related Party Transactions and Balances

a)
During the period ended September 30, 2010, the Company recognized $2,250 (2009 – $2,250) of management services at $250 per month, and $2,250 (2009 – $2,250) of donated rent at $250 per month provided by the President of the Company.

b)
As at September 30, 2010, the Company is indebted to the President and a company controlled by the President for $192,492 (December 31, 2009 – $190,611) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)
As at September 30, 2010, the Company is indebted to the Company’s Vice President for $65,866 (December 31, 2009 – $65,869) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

d)
As at September 30, 2010, the Company is indebted to a company related by common directors for $323,870 (December 31, 2009 – $288,180) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

e)
As at September 30, 2010, the Company is indebted to a company related by common directors for $28,182 (December 31, 2009 – $27,594) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

f)
As at September 30, 2010, the Company is indebted to a shareholder for $8,746 (December 31, 2009 – $8,564) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

g)
As at September 30, 2010, the Company is indebted to a shareholder for $11,953 (December 31, 2009 – $11,703) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

6.	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value.

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

The Company determines the fair value of the cash equivalents based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section may contain "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "intends," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Changes in the circumstances upon which we base our predictions and/or forward-looking statements could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: (1) our limited operating history; (2) our ability to pay down existing debt; (3) our ability to retain the professional advisors necessary to guide us through our corporate restructuring; (4) the risks inherent in the investigation, involvement and acquisition of a new business opportunity; (5) unforeseen costs and expenses; (6) potential litigation with our shareholders, creditors and/or former or current Selling Shareholders; (7) the Company's ability to comply with federal, state and local government regulations; and (8) other factors over which we have little or no control.

We do not undertake any obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results or achievements to be materially different from any future results or achievements expressed or implied by such forward-looking statements. Such factors include the factors described in our interim and audited consolidated financial statements and the Management's discussion and analysis of financial condition and results of operations.

Overview of Our Business

Mobilized Entertainment, Inc. (“MENI”) was initially founded by Kevin Day, the Company’s sole officer and Director.

The Company is a developer of mobile web based sports and entertainment products and services.

The Company’s main product is Eagle1.in.  Eagle1.in is an innovative hole-in-one prize product custom designed for golf courses and practice ranges.  Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in hole-in-one contests on practice ranges and individual holes on any course covered by our program.

The Company currently has a significant operating deficit and unless addressed this will hinder MENI’s ability to continue as a going concern.  Specifically, the company has no revenue and all of its operating expenses as outlined in the financial statements are being funded by shareholder loans.  The Company has negligible cash and is entirely depended on shareholder loans for day to day operations.

More than half of the company’s debt is owed to related parties including Feed Me Sports, and many of these parties have agreed to wait until the company is in a stronger financial position before being paid.  Most of the remaining debt is owed to third party creditors for services provided in 2005 and 2006.  The Company will attempt to to significantly reduce this debt through negotiations and reduced payment plans.   Overall, it is not anticipated that the operating deficit will put too much short term financial pressure on the Company and its ability to continue as a going concern.

Most of the web services required for the company’s business plan have already been completed.

Unlike the original business plan of publishing mobile games and ringtones, Eagle1.in does not require significant amounts of capital upfront to develop the product and it does not require a long period of time to wait for the return on the investment.  Eagle1.in will generate revenue through upfront signup and monthly purchase fees.  This will mean that the Company will not require nearly as much operating capital in the short term as it did with the games and ringtones.

The Company’s main expenses over the past year have been related to accounting, legal and other expenses associated with regulatory filings.  The Company’s sole employee is paid $500 per month, and $250 per month is provided by the President for donated rent.

The Company will not generate any revenue until Eagle1.in is operational so its operations will have to continue to be funded by shareholder loans.

Some additional capital will be required until the Company reaches a breakeven point in operations.  In addition, capital will be required to complete the setup of the insurance facility.  It is anticipated that over the next 12 months the company will require between $50K and $150K in additional capital.  As in the past, the Company plans to meet this requirement through shareholder loans.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

ITEM 1A.  RISK FACTORS.

Prospective investors should carefully consider the risks described below, in conjunction with other information and the Company's consolidated financial statements and related notes included elsewhere in this Prospectus, before making an investment decision.  The Company's business, financial condition and results of operations could be affected materially and adversely by any and or all of these risks.

The following risk factors include, among other things, cautionary statements with respect to certain forward-looking statements, including statements of certain risks and uncertainties that could cause actual results to vary materially from the future results referred to in such forward-looking statements.

Our independent auditors have issued an audit opinion for Mobilized Entertainment, Inc. which includes a statement describing our going concern status.  Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 1 of our accompanying financial statements, our auditors have issued a going concern opinion regarding the Company.  This means there is substantial doubt we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  As such we may have to cease operations and investors could lose part or all of their investment in the Company.

Our business is difficult to evaluate because we have a limited operating history and an uncertain future which makes any investment in MENI involve a high degree of risk.

We have a limited operating history upon which you can evaluate our present business and future prospects. We face risks and uncertainties relating to our ability to implement our business plan successfully. Our operations are subject to all of the risks inherent in the establishment of a new business enterprise generally. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the commencement of operations and the competitive environment in which we operate. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially harmed.

MENI's Eagle1.in is not yet fully operational and live.  MENI does have several years of experience developing websites, especially mobile web sites and its President does have a commercial insurance background which included placing coverage for hole-in-one contests; however Eagle1.in is not yet operating as a live service. MENI is currently structuring the captive insurance facility which will provide the insurance coverage necessary for the hole-in-one prizing.  However, there are no guarantees that the company will be successful in setting up a captive insurance facility.   Failure to setup the captive insurance facility and/or obtain insurance coverage will significantly hinder the ability of MENI to go forward with its plans. Further, there can be no assurance that MENI will be able to achieve significant revenues or any net income in the future. Accordingly, any investment in MENI involves a high degree of risk and investors could lose their investment.

Our range and course programs are still in the pilot stage and we cannot assure you that we can convert them into ongoing, large-scale programs which would be required for us to successfully execute our business plan.

While we have both a practice range and course program planned, these are still in the pilot stage and being tested. We will strive to convert these prospective programs into ongoing, large-scale customers programs, but we cannot assure you that we will be able to convert all or even some of them. If we cannot convert a significant number of our pilot-programs, our future revenues will not materialize and it can be expected that our operating losses will increase.

Interest in golf may decline which would reduce our potential customer base and make it difficult to sell our product and thus generate sufficient revenues to be successful.

The precipitous decline in the United States golf industry may affect our ability to recruit and retain clients.  Although one positive effect of this decline is that golf courses and practice ranges may be more eager to boost their revenue streams with products such as Eagle1.in, the decline is nonetheless reducing the number of potential clients and potentially reducing the revenue from each client.  Since we market primarily to golf courses and practice ranges, this will impact upon our potential client base and revenue growth, and could severely impact our business plan in a negative way.

Because of our limited resources and weak cash position, we would have a diminished ability to respond to any type of computer system failure, and as such our operations would suffer in the event of system failures.

Despite system redundancy and the implementation of security measures, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure, accident or security breach that causes interruptions in our operations or to our customers' operations could result in a material disruption to our business. To the extent that any disruption or security breach results in a loss or damage to our customers' data or applications, or inappropriate disclosure of confidential information, we may incur liability as a result. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

From time to time, we install new or upgraded business management systems. To the extent such systems fail or are not properly implemented, we may experience material disruptions to our business, delays in our external financial reporting (including insurance related information) or failures in our system of internal controls, that could have a material adverse effect on our results of operations.

Our insurance policies (excluding hole-in-one) may be inadequate in a catastrophic situation and potentially expose us to unrecoverable risks which could force the Company out of business.

We will have limited commercial insurance policies. Any significant claims against us would have a material adverse effect on our business, financial condition and results of operations. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.  An unexpected significant claim against us could force the Company out of business resulting in a total loss to investors.

We face many diverse technological and market related challenges which we have very limited resources to effectively address should they arise, which would adversely affect our business.

The development of MENI's products and services, specifically Eagle1.in, may be impeded by problems relating to the development, production, distribution, or marketing of its products and services.  These problems may be beyond the financial and technical abilities of MENI to solve. Further, there can be no assurance that services and products developed by competitors of MENI will not significantly limit the potential market for MENI. Finally, there can be no assurance that laws, rules, or regulations will be adopted in such a manner as will materially adversely affect our business, financial condition and results of operations.

We are dependent on a competitively priced and customized insurance coverage for our hole-in-one product without which we will not be able to execute our business plan.

MENI's success is based on being able to successfully structure an insurance program which will meet the unique coverage requirements of our product and at the same time be cost effective enough to make the business successful.. There are a number of factors which are beyond the control of MENI.  Risk appetite for reinsurers may change in the short or long term, making adequate reinsurance difficult or too expensive to obtain.  Insurance markets in general may harden making premiums too high for the business to be successful.  Insurance markets may become too soft making insurance so inexpensive that MENI's competitors may be able to obtain coverage at rates comparable or better than MENI.  If loss runs over the course of operations are greater than expected , the insurance premiums may have to increase to a point where coverage becomes too expensive thus increasing the cost of our prize product to a point where consumers no longer wish to purchase it.  If we are not able to obtain adequate hole-in-one insurance coverage, the Company will not be successful in executing its business plan we may have to terminate operations which could result in a total loss to investors.

Because we have limited funds to execute our business plan and we are not generating revenues yet, our ability to executive our business plan is dependent upon obtaining the funding which we require to executive our business plan.

MENI is a startup company operating on an extremely small budget.  Most of the Company’s operations over the past 3 years have been funded by, or provided at no cost, by management and a few key shareholders.  In order for the Company to effectively execute its business plan over the next year it will likely need to obtain additional financing.  There can be no assurance that such financing would be available on terms acceptable to the Company.  If the Company is unable to secure funding in the future, it is doubtful that it will be able to continue operations which would likely result in a total loss to investors.  Even if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We have a significant operating deficit which makes us entirely dependent upon shareholders to provide loans to the company to pay for day to day expenses until we begin generating revenue.

The Company currently has a significant operating deficit and unless addressed this will hinder MENI’s ability to continue as a going concern.  Specifically, the company has no revenue and all of its operating expenses as outlined in the financial statements are being funded by shareholder loans.  The Company has negligible cash and is entirely depended on shareholder loans for day to day operations.  The Company will not generate any revenue until Eagle1.in is operational so its operations will have to continue to be funded by shareholder loans.  Additional capital will be required until the Company reaches a breakeven point in operations.  Capital will also be required to complete the setup of the insurance facility.  It is anticipated that over the next 12 months the company will require between $50K and $150K in additional capital.  As in the past, the Company plans to meet this requirement through shareholder loans, however, there can be no assurance this will happen.  If the Company is unable to secure additional funding, the Company could go out of business resulting in a total loss to investors.

We are reliant on a single person, who has limited time to devote to the company, for all aspects of the company’s operations, and without this individual it is unlikely we will be able to execute our business plan.

The Company is highly reliant on its President, Kevin Day, who for the past couple of years has handled almost all aspects of the Company’s operations, including much of the technical development and design work of its mobile web applications.  The loss of this employee would have a material adverse impact on the Company and its future prospects which would have a material adverse effect on our business, financial condition and results of operations.  In addition, Mr. Day currently dedicates less than 50% of his working time to the Company.  This amount of time is not sufficient for the Company to execute its business plan.  The Company will need to increase the number of key personnel in order to be successful.  This means that the Company will need to be increasingly less depending on its President, Kevin Day and bring on additional staff to handle many of the operations that for the past couple of years have been handled almost exclusively by Kevin Day.  Increasing the number of key personnel will require additional funding (as outlined above) which may be difficult to obtain.  If the company is unable to hire additional staff and become less dependent on Kevin Day, the Company will not likely be successful in executing its business plan and this will have a material adverse effect on our business, financial condition and results of operations.

We are developing a product which generates revenue in U.S. dollars but our expenses are currently in Canadian dollars which could result in currency exchange related losses.

While the Company’s reporting currency is the US dollar and it foresees generating most of its revenues in U.S. dollars, the bulk of its expenses are in Canadian dollars.  Fluctuations in the exchange rate between the Canadian dollar and the U.S. dollar could have a material impact on the Company’s operations and financial position. The Company does not currently have any hedging programs in place to mitigate this risk. There can be no assurance that the Company will not experience currency losses in the future which could have a material adverse effect on the Company.  A currency loss would likely reduce the profitability of the Company and or make the Company unprofitable.

We are developing a product which has not been sold before, raising concerns over the potential market for it and hence concerns over the viability of the business as a whole.

Although hole-in-one prizes are very common and have enjoyed tremendous popularity since they were created, the concept of offering the prizes on an individual hole basis, as opposed to a tournament basis, has not been effectively tested before and may be unsuccessful.  If our primary product is not successful, it is unlikely that the company will be able to continue operations resulting in a total loss to investors.

Because there is no public trading market for our common stock, you may not be able to resell your stock, and as a result, your investment is illiquid.
There has not been a public market for the Common Stock.  Our common stock are “restricted securities” and my not be sold and/or transferred except pursuant to an effective registration.    The Company is applying to quote the Common Stock for trading on the OTCBB.  We intend to contact an authorized OTCBB market maker for sponsorship of our securities on the OTCBB.  MENI does not know the extent to which investor interest in the Company will lead to the development of a trading market or how liquid that market might be.    There is no assurance that a market for the company’s common stock will develop.

The costs to meet our reporting and other requirements as a public company will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

If we become a public entity subject to the reporting requirements, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases.  Furthermore, if the Company is unable to afford the costs of complying with its filing requirements then we may be subject to another cease trade order as was ordered on January 20, 2009 by the British Columbia Securities Commission.  Such a cease trade order would effectively prevent shareholders from selling their shares thus potentially making their investment worthless.

Our offering price was arbitrarily determined and may not be indicative of the price at which the shares would trade if they were listed or were actively traded by brokers.

The offering price was arbitrarily determined by the company and is not based upon revenues, net worth or any other criteria of value.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS

Exhibit	Description	Location

3.1	Articles of Incorporation of Mobilized Entertainment, Inc.	Incorporated by reference to Exhibit 3.1 of the Company's Form S-1 filed August 4, 2009.

3.2	Bylaws of Mobilized Entertainment, Inc.	Incorporated by reference to Exhibit 3.2 of the Company's Form S-1/A filed August 11, 2010.

4.3	Convertible Note to Feed Me Sports, Inc.	Incorporated by reference to Exhibit 4.3 of the Company's Form S-1/A filed August 11, 2010.

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached.

32.1	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010	MOBILIZED ENTERTAINMENT, INC.
/s/ Kevin Day
By:
Kevin Day Chief Executive Officer, President, Secretary, Treasurer, Controller and Director