Form 10-K
period 2010-12-31
Mobilized Entertainment, Inc.
filed 2011-03-31
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Section 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)
Yes☐            No ☒

The aggregate market value of the voting shares of the registrant held by non-affiliates is not applicable because our common stock was not yet trading as of December 31, 2010.

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of March 30, 2011.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, AND ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.

WE GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS “MAY,” “WILL,” “SHOULD,” “EXPECTS,” “PLANS,” “ANTICIPATES,” “COULD,” “INTENDS,” “TARGET,” “PROJECTS,” “CONTEMPLATES,” “BELIEVES,” “ESTIMATES,” “PREDICTS,” “POTENTIAL” OR “CONTINUE” OR THE NEGATIVE OF THESE TERMS OR OTHER SIMILAR WORDS. THESE STATEMENTS ARE ONLY PREDICTIONS. THE OUTCOME OF THE EVENTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS IS SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR, OUR CUSTOMERS’ OR OUR INDUSTRY’S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, TO DIFFER.

THIS REPORT ALSO CONTAINS MARKET DATA RELATED TO OUR BUSINESS AND INDUSTRY. THESE MARKET DATA INCLUDE PROJECTIONS THAT ARE BASED ON A NUMBER OF ASSUMPTIONS. IF THESE ASSUMPTIONS TURN OUT TO BE INCORRECT, ACTUAL RESULTS MAY DIFFER FROM THE PROJECTIONS BASED ON THESE ASSUMPTIONS. AS A RESULT, OUR MARKETS MAY NOT GROW AT THE RATES PROJECTED BY THESE DATA, OR AT ALL. THE FAILURE OF THESE MARKETS TO GROW AT THESE PROJECTED RATES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND THE MARKET PRICE OF OUR COMMON STOCK.

SEE “ITEM 1A. RISK FACTORS,” “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” AND “BUSINESS,” AS WELL AS OTHER SECTIONS IN THIS REPORT, THAT DISCUSS SOME OF THE FACTORS THAT COULD CONTRIBUTE TO THESE DIFFERENCES. THE FORWARD-LOOKING STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-K RELATE ONLY TO EVENTS AS OF THE DATE ON WHICH THE STATEMENTS ARE MADE. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR RELEASE ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

FORM 10-K
MOBILIZED ENTERTAINMENT, INC.

PART I

Item 1. Business.

General

The Company is a developer of mobile web based sports and entertainment products and services.  The Company’s main product is Eagle1.in, a hole-in-one prize product for amateur golfers that allows them to participate in Hole-In-One contests on an individual hole basis (as opposed to tournament basis) through their desktop and mobile phone web browser, as well as through golf courses and practice ranges covered by our program.

Eagle1.in is an innovative hole-in-one prize product custom designed for golf courses and practice ranges.  Most hole-in-one prize products are provided on a tournament or special event basis.  Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in hole-in-one contests on an individual hole basis, on any golf hole of their choosing, on any course covered by our program.

A typical hole-in-one contest operates on a tournament or special event basis whereby tournament or event organizers arrange for hole-in-one insurance coverage for a set number of golfers (usually 144 for a tournament) on a set day on a predetermined hole.  Most par 3 golf holes on almost any course can be covered by hole-in-one prize insurance.  The potential revenue to be earned by offering hole-in-one prize contests is significantly limited by only offering it for tournaments and special events.  Offering hole-in-one prizing on any par 3 hole on any course or similar yardage practice range hole vastly increases the potential revenue streams and opens a whole new market for hole-in-one prize contests..

Another aspect, to be utilized by MENI, is the ability for golfers to select the hole on which they want to participate in the hole-in-one contest through their mobile phone.  Through the website at Eagle1.in, golfers can login to setup a personal profile.  They can then purchase credits which will be applied towards the hole that they want to play for the contest.  All of the par 3 holes and corresponding courses will be listed in our database which can be quickly and easily searched by the golfer through their mobile web browser.

Eagle1.in's home page is located at http://eagle1.in.

Background

The Company was originally formed (as Sports-stuff.com, Inc.) by the filing of the Articles of Incorporation with the Secretary of State of Colorado on July 25, 2000.  On December 7, 2005, the Company effected a merger with Sports-stuff.com, Inc., a Nevada corporation, for purposes of a change in domicile.

Effective March 03, 2008 the Company changed its name to Mobilized Entertainment, Inc. The Company did this because it did not hold the rights to the domain sports-stuff.com even though that was the Company’s official name. This matter confused those looking to find the Company’s website. Mobilized Entertainment, Inc. accurately reflects the Company’s mobile niche and plays on the Company’s wide scale mobile approach to sports and entertainment applications and development.

Business of MENI

On October 15, 2005, the Company executed an Asset Purchase Agreement in which it acquired certain assets of Feed Me Sports Inc., a private British Columbia company, including certain physical assets and contractual rights.  The Company’s plan upon executing the Asset Purchase Agreement with Feed Me Sports was to develop mobile alert services, mobile websites, mobile pools and predictive contests, custom ringtones and mobile games, with particular focus and emphasis on branded mobile video game publishing and branded/studio recorded voice ringtones with hip-hop music background.  In addition to the development and publishing of the mobile applications outlined above, the Company was also actively licensing the rights to many high profile athletes and entertainers which it intended to use to help brand and market its mobile applications.

Although the mobile web projects developed throughout 2007 as part of the Company’s focus on mobile web applications were growing in usage and gaining traction in the marketplace, revenue generated from them was still negligible.  The Company recognized the need to not only capitalize on the rapidly growing mobile internet market but also create a tangible source of revenue beyond web based advertising.

In 2008, the Company began researching and developing Eagle1.in, the new hole-in-one golf product located on the web at Eagle1.in.

Eagle1.in is an innovative hole-in-one prize product custom designed for golf courses and practice ranges.  Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in hole-in-one contests on practice ranges and individual holes on any course or practice range covered by our program.

A typical hole-in-one contest operates on a tournament or special event basis whereby tournament or event organizers arrange for hole-in-one insurance coverage for a set number of golfers (usually 144 for a tournament) on a set day and on a predetermined hole.  Most Par 3 golf holes on almost any course can be covered by hole-in-one prize insurance.  The potential revenue earned by offering hole-in-one prizing on any practice range or Par 3 hole is greater than offering the contest only during tournaments and special events and it vastly increases the potential revenue streams of this type of prize indemnity.

Range Program

•	This contest enables golfers to participate in hole-in-one prize contests at any time on the practice range.
•	In order to work, there must be at least one flag and hole setup on the practice range.
•
It is facilitated by mixing a number of special colored golf balls into the practice ball supply.  The colored balls make it easy to determine when a golfer gets a hole-in-one.  The colored balls would represent between one and two percent of the total practice ball supply.

•	To begin the program, we would send the range a package of special colored golf balls to be mixed into their range ball supply.
•	Based on a random sampling of golf balls, once they are mixed into the supply, golfers would get an average of 1-2 colored balls with every bucket.
•	If a player gets one of the colored balls in the hole then they win a cash prize or equivalent in the amount of $5k to $10K.
•	Every month, the range would report the number of buckets purchased over the previous month, and this number would be used to determine the monthly cost, including the insurance premium.
•
We anticipate that the cost to participate in our program would be more than covered by the increase in business to the range.  However, range owners would have the option to charge golfers a separate fee to participate in the contest.  Whether golfers pay a separate fee or not they would still get the special golf balls, but they could not win a prize if they had not previously paid the separate fee.

If a golfer gets a hole-in-one, verification of this would be done by the employee who collects the practice balls on the range.  He would stop the cart on the tee side of the hole (so he is sheltered from incoming golf balls) and check the hole for the colored ball.

The odds of getting a hole-in-one on the range with one of the colored balls may be slightly higher than getting a hole-in-one on a Par 3 hole.  The reason for this is two-fold; first, the player will have several more practice shots available to him on the range and, secondly, the player will have a couple of tries at getting a hole-in-one based on the odds of having at least two colored balls in his practice bucket.   However, this “range” advantage will be somewhat offset by the less-than-perfect conditions found on any range in comparison to the conditions on a green.  Therefore, although the probability of a hole-in-one on the range is close to the same probability of a hole-in-one on a green, we would likely charge a bit more per shot on the range than we would on the course.  The premiums would be based on a monthly calculation of the buckets sold (adjusted for the volume of the buckets, i.e. 50/75/100 balls) and, over the course of the month, this would give a fairly accurate indication of the total shots made.

Additionally, we would charge practice ranges an upfront sign-up fee, which would include the colored golf balls they would need to mix into their supply.

Course Program

Mobilized Entertainment is pioneering a concept in hole-in-one prize contests. By offering prizing on any Par 3 hole, on any course covered by the program, it will open a whole new market in hole-in-one prize contests.

Through our network of partner golf courses, golfers will be able to participate in our hole-in-one prize contest by signing up prior to teeing off.  In addition to adding value to their existing services, Eagle1.in offers golf courses an opportunity to increase their revenue streams.

Another aspect of Eagle1.in, to be utilized by MENI, is the ability for golfers to select the hole on which they want to participate in the hole-in-one contest through their mobile phone.  Through the website at Eagle1.in, golfers can login to setup a personal profile.  They can then purchase credits which will be applied towards the hole that they want to play for the contest.  All of the Par 3 holes and corresponding courses will be listed in our database which can be quickly and easily searched by the golfer through their mobile web browser.

Hole–in-one contests have verification requirements which vary depending on the prize amount.  The higher the prize limit, the greater the verification requirements.  For example, a $100K prize will require several witnesses, at least one of which is not a member of the golf party, but prizes of less than $10K only require two witnesses which can be from within the golf party.     Eagle1.in will be offering prize limits of less than $10K so that any golf party threesome or foursome can participate.  In addition, depending on other course data and prize amounts, other verification tools may be utilized including the use of third party witnesses, fixed wireless cameras, cash equivalent prizes, etc. to further reduce the possibility of fraud.

Eagle1.in's home page is located at http://eagle1.in.

Licensing

MENI utilizes a browser redirection tool developed by MTLD.mobi.  The tool detects incoming web traffic and determines if the browser is desktop or mobile.  This tool is licensed by MENI from MTLD.mobi.  In addition, the servers where the Eagle1.in site and MySQL database are located are licensed from Netnation Communications.

Technology

MENI developed the website at Eagle1.in.  The backend functions of the site were coded in C# and utilize a MySQL database where the golf course hole information and golfer profiles are stored.  MENI owns the rights to the code behind the site as well as the front end design.

Intellectual Property

The domain name, mobilizedentertainment.com, was registered on October 10, 2005 and expires on October 10, 2010 (and is capable of being renewed).  The mobile website Eagle1.in was registered on September 4, 2010 and expires on September 4, 2010 (and is capable of being renewed).  MENI believes it has obtained adequate protection of its intellectual property rights in connection with its websites.  There is no pending or threatened litigation affecting MENI, nor are there any copyright issues affecting or that threaten to affect MENI's websites.

Customers and Target Markets

Eagle1.in is targeted at the golfing industry.  Its customers are golf courses (both public and private) and practice ranges, who are also its distribution partners.  Geographically the company will be concentrating on the North American market.

Marketing

A key component of MENI’s marketing and distribution strategy will be its partnerships with golf courses and practice ranges.  MENI will aggressively pursue relationships with golf courses and practice ranges throughout North America.

The website at Eagle1.in will be the focal point for online marketing.  MENI plans on making extensive use of social media tools such as Facebook Pages and Twitter.

MENI will utilize targeted online advertising tools such as Google adwords to make golfers aware of the service and drive additional traffic to the Eagle1.in website.

MENI will also seek relationships with other golf related companies such as club manufacturers, travel agencies, hotels, etc. to further extend the marketing and distribution reach of Eagle1.in.

Competition

Although hole-in-one prize contests are not new and there are many companies offering them, none, that we are aware of, offer prize coverage on a practice range or an individual hole basis in the same fashion as Eagle1.in.

A few of the other hole-in-one prize contest companies offering traditional tournament and event contests include:

•           National Hole-In-one Association
•           Hole In One International
•           SCA Promotions
•           American Hole In One

Insurance

A key component that will determine the competitiveness and viability of Eagle1.in will be MENI’s ability to access hole-in-one insurance at an optimal price.  MENI is in the process of structuring a captive insurance facility to provide the hole-in-one prize indemnity coverage.

In-House Development

Unlike the games and ringtones that the Company published over the previous couple of years, almost all of MENI’s web development work is done in house.  This results in a very significant reduction in development costs, and a substantial increase in control over the product.  Since MENI develops its applications in-house, the Company owns and has complete rights to the source code. This adds significant value to the Company’s products and services as well as the Company’s value overall through intellectual property, applications, programming and consulting expertise.

Management Experience

Kevin Day has been President of the Company for over four and a half years.  Prior to that he co-founded and operated Feed Me Sports Inc., the predecessor to Mobilized Entertainment.  He also gained public company management experience as President and Director of Snocone Systems Inc., an OTCBB public company.  Mr. Day worked as a commercial lines property and casualty broker in the 90’s and brokered many hole-in-one policies.  He was a Director of the British Columbia Captive Insurance Association for 10 years, and is currently an active Committee member of the Canadian Captive Insurance Association.  Mr. Day is an entrepreneur with broad experience in all aspects of starting and building a small business. He has knowledge of running both private and public companies as well as solid understanding of the Company’s products and services having worked in the wireless web space for several years both as a programmer and marketer, and as an insurance broker.  Mr. Day performs much of the programming work for the Company’s existing applications and oversees all of its marketing and sales.

Market Growth

In the United States there are over 16,000 golf courses and over 1,900 practice ranges. According to the National Golf Foundation there are 26.2 million golfers in the U.S., and of these 4.6 million are avid golfers and play an average of 25 or more rounds per year.  A golfer is defined as anyone ages 18 and above who played at least one regulation round of golf in the past 12 months.  These numbers show an incredible opportunity upon which to capitalize.

Golf courses and practice range facilities are increasingly looking for additional ways to complement their diminishing revenue streams.  Eagle.in has the capacity to do this by both attracting additional golfers to participating courses, encouraging more rounds to be played, and increasing the revenue generated on each round (as partner golf courses receive a percentage of the prize entry fee).

When golf courses and practice ranges benefit from Eagle1.in, MENI benefits through increased sales.

Historically, hole-in-one prize coverage has been very popular.  It is typically provided on a tournament or special event basis whereby tournament or event organizers arrange for hole-in-one insurance coverage for a set number of golfers (usually 144 for a tournament) on a set day on a predetermined hole.  Most par 3 golf holes on almost any course can be covered by hole-in-one prize insurance indemnity insurance.  The verification limits vary usually depending on the prize amount.  The higher the prize limit, the greater the verification.  For example, a $100K prize will require several witnesses, at least one of which is not a member of the golf party whereas prizes limits less than $10K often only require two witnesses which may be from within the golf party.  Eagle1.in will be offering prize limits of less than $10K so that any golf foursome can participate.

Based on preliminary market research and the current market conditions, we believe that there is great potential to profit from the services which we provide.

Revenue Model

Revenue for Eagle1.in will be earned in four primary ways:

1) Through the Practice Range.
When practice ranges (including golf courses with ranges) sign up for our program, they will be charged a sign-up fee which will include a package of colored golf balls to be mixed with their range ball supply.  In addition, ranges and courses will be charged a monthly fee which will be determined by the volume of balls sold on the range.  A monthly bordereaux will be used to determine the approximate number of colored golf balls hit for prizes (based on the number of buckets of balls sold and the number of balls per bucket).

2) Through the course they are playing.
Golf courses we partner with will be able to offer prize coverage on their Par 3 holes.  Typically the prize would be offered when the golfer is paying for a round of golf.   Prizing would only be available to threesomes and foursomes and a terms and conditions sheet would need to be signed by the players when the contest fee is paid.  The price to enter the contest may vary depending on the yardage of the hole and also the discretion of the golf course.  In addition, there will be smaller revenue opportunities from selling advertising and potentially through golf related product sales, i.e. golf trophies sold to golfers who get a hole-in-one.

3) Through the website at Eagle1.in.
Here golfers setup a profile and agree to the terms and conditions of the hole-in-one prize program.  Once their profile is setup they purchase credits which can be applied to contest entry.  They will be able to choose from a list of holes and corresponding courses covered in our program.  This selection can be done either through the desktop website or the mobile website.  The website has the ability to detect the type of browser accessing the site and deliver either the desktop version of the site or the mobile version.  The number of credits used will be determined by the yardage and, hence, difficulty rating of the hole.  Only foursomes will be eligible for participation in the contest through the site.

4) Through the captive insurance facility
The captive facility being setup by MENI to provide the insurance for the hole-in-one prizing will effectively allow the Company to “own” the insurance as opposed to “renting” it.  In addition to providing a mechanism by which MENI can control and stabilize premium costs, the Company will directly benefit financially from the profitability of the captive insurance company.

Item 1A.  Risk Factors

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

The Company is highly reliant on its President, Kevin Day, who for the past couple of years has handled almost all aspects of the Company’s operations, including much of the technical development and design work of its mobile web applications.  The loss of this employee would have a material adverse impact on the Company and its future prospects which would have a material adverse affect on our business, financial condition and results of operations.  In addition, Mr. Day currently dedicates an average of  30% of his working time to the Company with a minimum commitment of only 10 hours per week.  This amount of time is not sufficient for the Company to execute its business plan.  The Company will need to increase the number of key personnel in order to be successful.  This means that the Company will need to be increasingly less depending on its President, Kevin Day and bring on additional staff to handle many of the operations that for the past couple of years have been handled almost exclusively by Kevin Day.  Increasing the number of key personnel will require additional funding (as outlined above) which may be difficult to obtain.  If the company is unable to hire additional staff and become less dependent on Kevin Day, the Company will not likely be successful in executing its business plan and this will have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company does not own any real estate or lease any property.  Management works out of a small office located in Port Moody, British Columbia, and some of the programming and design work is completed at various other locations (where programmers and designers are located).  The rent for the office space in Port Moody is donated at $250 per month provided by the President of the Company
.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings or litigation, nor are we aware that any litigation is presently being threatened or contemplated against us or any officer, director or affiliate.

Item 4. (Removed and Reserved).

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

In March 2011, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “MENI”.

Reports to Security Holders.

We file annual, quarterly and current reports with the Securities and Exchange Commission.   The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We had 91,827,466 shares of common stock issued and outstanding as of December 31, 2010, which were held by approximately 156 shareholders.

As of December 31, 2010, there are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

In September 2010, we filed a Registration Statement on Form S-1 for the registration of 85,577,466 shares of our outstanding common stock.  On October 7, 2010, our registration statement was declared effective by the Securities and Exchange Commission.

Dividend Policy.

As of December 31, 2010, there have been no cash dividends declared on our common stock . We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan.

As of December 31, 2010, we did not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities.

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company’s shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company’s President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the year ended December 31, 2010 interest of $8,959 (2009 – $8,959) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the year ended December 31, 2010 additional interest of $581 (2009 – $581) has been accrued as an expense.

On January 21, 2008, the Company issued 11,000,000 shares of common stock at $0.0001 per share to the President of the Company for cash proceeds of $1,100.  The shares were issued pursuant to exemption from registration under Regulation S and Regulation D.
.

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended December 31, 2010, for the sale of registered securities.

Purchases of Equity Securities.

None during the period covered by this report.

 Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

For the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Results of Operations.

Revenues

We had no revenue for the year ended December 31, 2010 and $532 of revenue for the year ended December 31, 2009.

Operating Expenses and Net Loss

Our net loss from operations of $68,281 for the year ended December 31, 2010. By comparison, our net loss from operations of $102,283 for the year ended December 31, 2009.

Liquidity and Capital Resources

Our total assets were $14 as of December 31, 2010, which consisted of cash of $14.

Our current liabilities were $957,553 as of December 31, 2010 and as of December 31, 2009, our total liabilities were $893,862.  We had no other liabilities and no long-term commitments or contingencies as of December 31, 2010.

As of December 31, 2010, we had cash of $14, as compared to cash of $130 as of December 31, 2009.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

 Item 8. Financial Statements and Supplementary Data.

Mobilized Entertainment Inc.

December 31, 2010

(A Development Stage Company)

Index

Report of Independent Registered Accounting Firm F-1

Consolidated Balance Sheets F-2

Consolidated Statements of Operations F-3

Consolidated Statements of Cash Flows F-4

Consolidated Statement of Stockholders’ Deficit F-5

Notes to the Consolidated Financial Statements F-7

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Mobilized Entertainment Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Mobilized Entertainment Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated from July 25, 2000 (Date of Inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobilized Entertainment Inc. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and accumulated from July 25, 2000 (Date of Inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 29, 2011

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31, 2010 $	December 31, 2009 $

ASSETS

Current Assets

Cash	14	130

Total Assets	14	130

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	103,780	112,856
Accrued liabilities	39,026	29,485
Due to related parties (Note 4)	655,747	592,521
Convertible notes due to related party (Note 3)	159,000	159,000

Total Liabilities	957,553	893,862

Contingencies and Commitments (Note 1)

Stockholders’ Deficit

Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827

Additional Paid-in Capital	174,980	174,980

Donated Capital	23,750	17,750

Accumulated Other Comprehensive Loss	(2,735)	(1,209)

Deficit Accumulated During the Development Stage	(1,245,361)	(1,177,080)

Total Stockholders’ Deficit	(957,539)	(893,732)

Total Liabilities and Stockholders’ Deficit	14	130

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Period from
	July 25, 2000	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009
	$	$	$

Revenue	18,783	–	532

Expenses

General and administrative	147,079	11,805	13,280
Management fees (Note 4)	241,705	3,000	3,000
Professional fees	210,912	34,733	60,741
Consulting fees	212,500	–	–
Impairment loss on intangible assets	152,146	–	–
Royalties	4,668	–	–
			–
Total Operating Expenses	969,010	49,538	77,021

Operating Loss	(950,227)	(49,538)	(76,489)

Other Expenses

Loss on change in fair value of derivative liability	(82,013)	–	–
Accretion of discount on convertible note	(83,967)	–	–
Loss on settlement of debt	(63,000)	–	–
Loss on disposal of assets	(398)	–	–
Issuance of shares below par value	(9,900)	–	–
Interest on convertible debt (Note 3)	(38,614)	(9,540)	(9,540)
Loss on foreign exchange	(17,242)	(9,203)	(16,254)

Total Other Expenses	(295,134)	(18,743)	(25,794)

Net Loss	(1,245,361)	(68,281)	(102,283)

Other Comprehensive Income

Foreign currency translation adjustment	(2,735)	(1,526)	(4,128)

Comprehensive Loss	(1,248,096)	(69,807)	(106,411)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		91,827,000	91,827,000

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Period from
	July 25, 2000	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2010	2010	2009
	$	$	$

Operating Activities

Net loss	(1,245,361)	(68,281)	(102,283)

Adjustments to reconcile net loss to cash
Accretion of discount on convertible note	83,967	–	–
Amortization	13,456	–	–
Donated services	23,750	6,000	6,000
Loss on settlement of debt	63,000	–	–
Issuance of shares below par value	9,900	–	–
Loss on change in fair value of derivative liability	82,013	–	–
Impairment of intangible assets	152,146	–	–
Loss on disposal of assets	398	–	–
Shares issued for expenses	15,250	–	–

Change in operating assets and liabilities
Prepaid expenses	(38)	–	159
Accounts payable and accrued liabilities	110,877	(1,844)	17,732
Due to related parties	625,619	55,089	78,740

Net Cash (Used in) Provided by Operating Activities	(65,023)	(9,036)	348

Financing Activities
Advances from related parties	56,687	180	4,072
Repayments to related parties	(319)	–	(319)
Proceeds from issuance of common stock	1,100	–	–
		–	–
Net Cash Provided from Financing Activities	57,468	180	3,753

Effect of Exchange Rate Changes on Cash	7,569	8,740	(4,127)

Increase (decrease) in Cash	14	(116)	(26)

Cash – Beginning of Period	–	130	156

Cash – End of Period	14	14	130

Non-cash Financing Activities
Common stock issued for expenses	15,250	–	–
Settlement of debt by issuance of common stock	11,577	–	–
Acquisition of assets by issuance of convertible note	156,309	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from July 25, 2000 (Date of Inception) to December 31, 2010
(Expressed in US dollars)
							Deficit
						Accumulated	Accumulated
				Additional		Other	During the
				Paid-in	Donated	Comprehensive	Development
	Shares	Amount		Capital	Capital	Income	Stage	Total
	#	$		$	$	$	$	$

Balance – July 25, 2000 (Date of Inception)	–		–	–	–	–	–		–

July 25, 2000 – Issued for expenses at $0.004 per share	3,000,000		3,000	9,000	–	–	–		12,000

August 1, 2000 – Issued for expenses at $0.001 per share	3,250,000		3,250	–	–	–	–		3,250

Net loss	–		–	–	–	–	(15,250)		(15,250)

Balance – December 31, 2000	6,250,000		6,250	9,000	–	–	(15,250)		–

Net loss	–		–	–	–	–	–		–

Balance – December 31, 2001	6,250,000		6,250	9,000	–	–	(15,250)		–

Net loss	–		–	–	–	–	–		–

Balance – December 31, 2002	6,250,000		6,250	9,000	–	–	(15,250)		–

Net loss	–		–	–	–	–	–		–

Balance – December 31, 2003	6,250,000		6,250	9,000	–	–	(15,250)		–

Net loss	–		–	–	–	–	–		–

Balance – December 31, 2004	6,250,000		6,250	9,000	–	–	(15,250)		–

August 29, 2006 – Issued for debt at $0.01 per share	4,577,466		4,577	–	–	–	–		4,577

Net loss	–		–	–	–	–	(198,097)		(198,097)

Balance – December 31, 2005	10,827,466		10,827	9,000	–	–	(213,347)		(193,520)

Currency translation adjustment	–		–	–	–	603	–		603

Donated services	–		–	–	750	–	–		750

Net loss	–		–	–	–	–	(737,367)		(737,367)

Balance – December 31, 2006	10,827,466		10,827	9,000	750	603	(950,714)		(929,534)

Currency translation adjustment	–		–	–	–	(3,511)	–		(3,511)

Fair Value of conversion features that no longer quality for bifurcation	–		–	165,980	–	–	–		165,980

Donated services and rent	–		–	–	5,000	–	–		5,000

Net loss	–		–	–	–	–	(44,637)		(44,637)

Balance – December 31, 2007	10,827,466		10,827	174,980	5,750	(2,908)	(995,351)		(806,702)

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from July 25, 2000 (Date of Inception) to December 31, 2010
(Expressed in US dollars)

							Deficit
						Accumulated	Accumulated
				Additional		Other	During the
				Paid-in	Donated	Comprehensive	Development
	Shares	Amount		Capital	Capital	Income	Stage	Total
	#	$		$	$	$	$	$

Balance – December 31, 2007	10,827,466		10,827	174,980	5,750	(2,908)	(995,351)		(806,702)

Currency translation adjustment	–		–	–	–	5,827	–		5,827

January 21, 2008 – Issued for debt at $0.0001 per share, plus loss on settlement of debt at $ 0.0009 per share	70,000,000		70,000	–	–	–	–		70,000

January 21, 2008 – Issued for cash at $0.0001 per share, plus loss on issuance of shares below par at $ 0.0009 per share	11,000,000		11,000	–	–	–	–		11,000

Donated services and rent	–		–	–	6,000	–	–		6,000

Net loss	–		–	–	–	–	(79,446)		(79,446)

Balance – December 31, 2008	91,827,466		91,827	174,980	11,750	2,919	(1,074,797)		(793,321)

Currency translation adjustment	–		–	–		(4,128)	–		(4,128)

Donated services and rent	–		–	–	6,000	–	–		6,000

Net loss	–		–	–	–	–	(102,283)		(102,283)

Balance – December 31, 2009	91,827,466		91,827	174,980	17,750	(1,209)	(1,177,080)		(893,732)

Currency translation adjustment	–		–	–		(1,526)	–		(1,526)

Donated services and rent	–		–	–	6,000	–	–		6,000

Net loss	–		–	–	–	–	(68,281)		(68,281)

Balance – December 31, 2010	91,827,466		91,827	174,980	23,750	(2,735)	(1,245,361)		(957,539)

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Mobilized Entertainment Inc., formerly named Sports-Stuff.com Inc. (Colorado) (“SSUF-CO”), was incorporated on July 25, 2000 under the laws of the State of Colorado. On July 25, 2000, the Company acquired an Internet Marketing Business Plan (the “Business Plan”) in consideration for 3,000,000 shares of common stock with a fair value of $12,000. The Company abandoned the Business Plan and was inactive until the following merger. Mobilized Entertainment Inc. (Nevada) (“SSUF-NV”) was incorporated on October 10, 2005, under the laws of the State of Nevada. On October 15, 2005, SSUF-NV acquired certain assets and rights of Feed Me Sports Inc. in consideration for a convertible note of $156,309. On December 7, 2006, SSUF-CO merged with and into SSUF-NV, of which SSUF-NV was the surviving corporation.

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at December 31, 2010, the Company has a working capital deficit of $957,539 and an accumulated deficit of $1,245,361 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Principles

a)	Basis of Presentation and Fiscal Year

These consolidated financial statements and notes are presented in accordance with accounting principles generally accepted in the United States. These statements include the accounts of the Company and its wholly-owned subsidiary Mobilized Entertainment (Canada) Inc. All significant intercompany transactions and balances have been eliminated. The Company’s fiscal year end is December 31.

b)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated expenses and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

2.      Summary of Significant Accounting Principles

d)	Financial Instruments and Concentrations

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

During the year ended December 31, 2009, the Company derived all of its revenue from a single customer.

e)	Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

f)	Foreign Currency Translation

The functional currency of the subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with ASC 830, Foreign Currency Translation. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ equity. A cumulative translation adjustment of $2,735 as of December 31, 2010, has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

Transactions in foreign currencies are recorded at the approximate rate of exchange at the transaction date. Assets and liabilities resulting from these transactions are translated at the rate of exchange in effect at the balance sheet date. All differences are recorded in the results of operations.

g)	Revenue Recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue from the sale or subscription of Mobile Web applications to wireless subscribers and from license agreements with mobile phone manufacturers when delivery of products has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. In addition, the Company may recognize revenues from consulting services and contractual development work provided to carriers when delivery of products has occurred or services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

h)	Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at December 31, 2010 and 2009, the Company‘s only component of other comprehensive income (loss) was foreign currency translation adjustments.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

2.           Summary of Significant Accounting Principles (continued)

i)	Earnings (Loss) Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

j)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes, as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Convertible Notes Due to Related Party

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company’s shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company’s President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the year ended December 31, 2010 interest of $8,959 (2009 – $8,959) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the year ended December 31, 2010 additional interest of $581 (2009 – $581) has been accrued as an expense.

4.	Related Party Transactions and Balances

a)
During the year ended December 31, 2010, the Company recognized $3,000 (2009 – $3,000) of management services at $250 per month, and $3,000 (2009 – $3,000) of donated rent at $250 per month provided by the President of the Company.

b)
As at December 31, 2010, the Company is indebted to the President and a company controlled by the President for $195,766 (2009 – $190,611) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)
As at December 31, 2010, the Company is indebted to the Company’s Vice President for $65,862 (2009 – $65,869) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

d)
As at December 31, 2010, the Company is indebted to a company related by common directors for $343,743 (2009 – $288,180) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

4.           Related Party Transactions and Balances (continued)

e)
As at December 31, 2010, the Company is indebted to a company related by common directors for $29,044 (2009 – $27,594) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

f)
As at December 31, 2010, the Company is indebted to a shareholder for $9,014 (2009 – $8,564) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

g)
As at December 31, 2010, the Company is indebted to a shareholder for $12,318 (2009 – $11,703) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

5.	Fair Value Measurements

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

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010
(Expressed in US dollars)

6.	Income Taxes

The Company has a net operating loss carry-forward of $817,400 available to offset taxable income in future years which commence expiring in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2009 – 35%) The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2010 $	December 31, 2009 $

Income tax recovery at statutory rate	(23,900)	(35,800)

Temporary differences	–	(80)

Permanent differences	2,100	2,100

Valuation allowance change	21,800	33,780

Provision for income taxes	–	–

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The significant components of deferred income tax assets and liabilities are as follows:

	December 31, 2010 $	December 31, 2009 $

Net operating loss carry-forward	286,090	264,290

Valuation allowance	(286,090)	(264,290)

Net deferred income tax asset	–	–

The Company has recognized a valuation allowance for the deferred income tax asset since the Company cannot be assured that it is more likely than not that such benefit will be utilized in future years. The valuation allowance is reviewed annually. When circumstances change and which cause a change in management's judgment about the realizability of deferred income tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our former chief executive officer and former chief financial officer concluded that our disclosure controls and procedures were effective for the size and activity of the Company at that time.

Management's annual report on internal control over financial reporting.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in internal control over financial reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9B.  Other Information.

 None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Neither the Company, its property, nor its director or officer is a party to any pending legal proceeding, nor have they been subject to a bankruptcy petition filed against them. Neither its officer or director have been convicted in, nor is subject to, any criminal proceeding.

The names and ages of the director and executive officer of the Company and his position with the Company is as follows:

Name	Age	Position
Kevin Day	39	President, Chief Executive Officer, Secretary, Treasurer, Controller and Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Kevin Day – President, Chief Executive Officer, Secretary, Treasurer, Controller and Director

Kevin Day, 39, is President of Mobilized Entertainment.  In addition to general operations, Mr. Day is also responsible for much of the programming and technical development of MENI's mobile web based products including Eagle1.in.

After graduating from The University of British Columbia with a Bachelor of Arts degree, Mr. Day entered the insurance industry in 1994 where he worked as a commercial lines property and casualty broker.  In 1998 he founded Riskebiz Internet services Inc., a private  company which provides capital and technology solutions to microfinance institutions, where he continues to operate as President, CEO and Director. In 2002 Mr. Day founded Feed Me Sports, a private British Columbia company which developed and published sports related mobile content for mobile phones.  For the past 5 years, Mr. Day has held the positions of Director, President, Secretary and Treasurer for Feed Me Sports Inc., positions which he currently holds.  From 2003-2005 Mr. Day was President of Snocone Systems Inc., a public company which traded on the OTCBB.

Mr. Day was a Director of the British Columbia Captive Insurance Association for 10 years until the association became the Canadian Captive Insurance Association, where he currently serves as a committee member.  He is currently Director of Beauty Night Society a registered Canadian charity that provides makeovers and wellness programs for marginalized women and youth.  Mr. Day is also a Board Member and advisor for Pro-Microfinance International non-profit organization that empowers women and men in the Democratic Republic of Congo (DRC.)

Mr. Day resides in Port Moody, British Columbia.

 All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist) serve at the discretion of the board. Currently, directors receive no compensation.

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Corporate Governance

The director holds office until the next annual meeting of stockholders and the election and qualification of his successor. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Audit Committee Financial Expert

The Company does not have an audit committee financial expert.

Employment Agreements and Compensation

We currently do not have formal employment or consulting agreements with our executive officer or director.  The officer serves on an at-will basis.  The Chief Executive Officer receives a salary ($500 per month).

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons also are required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, no officers, directors and persons who beneficially own more than 10% of the Company's common stock have failed to file the reports required pursuant to Section 16(a).

Code of Ethics

The Company has not adopted a Code of Ethics, but plans to do so in the future.

Item 11. Executive Compensation

Compensation of director and executive officer

The following table sets forth the compensation that the Company paid to the executive officer, for the fiscal year 2010.  The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officer or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted in fiscal years 2010.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Kevin Day, CEO, President, Secretary, Treasurer, Director	2010	$3,000					N/A	N/A	$3,000

Grants of plan based awards

No grants of plan based awards were granted during the 2010 fiscal year.

Outstanding equity awards at fiscal year-end

The Company has not granted any equity awards.

Option exercises and stock vested table

The Company has not granted options or other equity awards.

Pension benefits table

The Company did not offer a pension plan during fiscal year 2010.

Nonqualified deferred compensation table

The Company did not offer any non-qualified deferred compensation plans during fiscal year 2010.

Director compensation disclosure

The Company did not enter into director compensation arrangements during the fiscal year 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2010, the Company has 91,827,466 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our outstanding shares as of December 31, 2010 by (i) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) our executive officer and director.

Title of Class:	Name and Address of Beneficial Holder:	Amount and Nature of Beneficial Ownership:	Percent of Class:
Common, $0.001 par value	Kevin Day 1405-110 Brew Street Port Moody, BC V3H 0E4	11,646,474	12.68%
Common, $0.001 par value	Feed Me Sports (1) 121-280 Nelson Street Vancouver, BC V6B 2E2	9,097,348	9.9%
Common, $0.001 par value	Adriano Nero 333 Main Street RR #3 St. Catharines, ON L2R 6P9	9,300,448	10.1%
Total Held by Officer and Director:		11,646,474	12.68%
Total Held by Officer, Director and Certain Beneficial Owners:		30,044,270	32.72%

(1)	Kevin Day is the Company's President, Secretary, Treasurer and Director.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our securities trade on the Grey Sheets and our Board of Directors is not subject to any independence requirements.
Although Mr. Day was not the founder of the Company, he did take initiative in creating the current products and services for the Company and is responsible for organizing and executing its business plan.  As such, Mr. Day should be considered a promoter.  He has received and/or is owed the following in exchange for his services and investment:

•	On September 2, 2005, the Company issued 278,974 shares of common stock at $0.001 per share to Mr. Day.
•	On January 21, 2008, the Company issued 11,000,000 shares of common stock at $0.0001 per share to Mr. Day for cash proceeds of $1,100.

•	On January 21, 2008, Feed Me Sports partially converted $7,000 of the convertible note in the amount of $156,309.05 into 70,000,000 shares of common stock of the Company.
•
During the year ended December 31, 2010, the Company recognized $3,000 (2009 – $3,000) of management services at $250 per month, and $3,000 (2009 – $3,000) of donated rent at $250 per month provided by the President of the Company.

•
As at December 31, 2010, the Company is indebted to the President and a company controlled by the President for $195,766 (2009 – $190,611) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2010, the Company is indebted to the Company’s Vice President for $65,862 (2009 – $65,869) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2010, the Company is indebted to a company related by common directors for $343,743 (2009 – $288,180) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2010, the Company is indebted to a company related by common directors for $29,044 (2009 – $27,594) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2010, the Company is indebted to a shareholder for $9,014 (2009 – $8,564) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2010, the Company is indebted to a shareholder for $12,318 (2009 – $11,703) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

The Company's Bylaws provide that the Company shall indemnify any person who is made, or threatened to be made, a party to any action, suit or proceeding, whether civil, criminal, administrative, investigative, or otherwise (including an action, suit or proceeding by or in the right of the corporation) by reason of the fact that the person is or was a director or officer of the corporation or a fiduciary within the meaning of the Employee Retirement Income Security Act of 1974 with respect to any employee benefit plan of the corporation, or serves or served at the request of the corporation as a director or officer, or as a fiduciary of an employee benefit plan, of another corporation, partnership, joint venture, trust or other enterprise. The right to and amount of indemnification shall be determined in accordance with the provisions of Nevada Revised Statutes in effect at the time of the determination.

Our Bylaws generally require that we advance to our directors and officers expenses incurred by them in defending a proceeding in advance of its final disposition, provided that the director or officer agrees to reimburse us for such advances if it is ultimately found that the director or officer is not entitled to indemnification. In addition, our bylaws permit us to purchase insurance on behalf of our directors and officers against any liability asserted against them in such capacity. We intend to obtain such insurance.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, The Company has been advised that in the opinion of the Securities and Exchange Commission such  indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, The Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $17,346 and $18,480 respectively.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

Item 15. Exhibits

Financial Statements – Included in Item 8.

3.1	Articles of Incorporation (Exhibit 3.1).
3.2	Bylaws of Mobilized Entertainment, Inc.
4.0	Convertible Note.
31.1*	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2011	MOBILIZED ENTERTAINMENT, INC.
/s/ Kevin Day
By:
Kevin Day Chief Executive Officer, President, Secretary, Treasurer, Controller and Director