Form 10-Q
period 2011-06-30
Mobilized Entertainment, Inc.
filed 2011-08-15
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

Commission File Number 000-54150

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ] Not Applicable[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act)
Yes[ ] No [ x ]

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of August 15, 2011.

FORM 10-Q

MOBILIZED ENTERTAINMENT, INC.
Table of Contents

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2011	2010
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	–	14
Total Assets	–	14
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	110,446	103,780
Accrued liabilities	43,756	39,026
Due to related parties (Note 5)	682,357	655,747
Convertible notes due to related party (Note 4)	159,000	159,000
Total Liabilities	995,559	957,553
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827
Additional Paid-in Capital	174,980	174,980
Donated Capital	26,750	23,750
Accumulated Other Comprehensive Loss	(3,297)	(2,735)
Deficit Accumulated During the Development Stage	(1,285,819)	(1,245,361)
Total Stockholders’ Deficit	(995,559)	(957,539)
Total Liabilities and Stockholders’ Deficit	–	14

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the	For the	For the
	(Date of	Six Months	Six Months	Three Months	Three Months
	Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	18,783	–	–	–	–

Expenses

General and administrative	155,533	8,454	6,199	6,396	4,468
Management fees (Note 5)	243,205	1,500	1,500	750	750
Professional fees	228,164	17,252	18,456	10,090	11,514
Consulting fees	212,500	–	–	–	–
Impairment loss on intangible assets	152,146	–	–	–	–
Royalties	4,668	–	–	–	–

Total Operating Expenses	996,216	27,206	26,155	17,236	16,732

Operating Loss	(977,433)	(27,206)	(26,155)	(17,236)	(16,732)
Other Expenses
Loss on change in fair value of derivative liability	(82,013)	–	–	–	–
Accretion of discount on convertible note	(83,967)	–	–	–	–
Loss on settlement of debt	(63,000)	–	–	–	–
Loss on disposal of assets	(398)	–	–	–	–
Issuance of shares below par value	(9,900)	–	–	–	–
Interest on convertible debt (Note 4)	(43,345)	(4,731)	(4,731)	(2,379)	(2,379)
Gain (loss) on foreign exchange	(25,763)	(8,521)	3,311	(2,860)	9,021
Total Other Expenses	(308,386)	(13,252)	(1,420)	(5,239)	6,642
Net Loss	(1,285,819)	(40,458)	(27,575)	(22,475)	(10,090)
Other Comprehensive Income
Foreign currency translation adjustment	(3,297)	(562)	357	(129)	1,354
Comprehensive Loss	(1,289,116)	(41,020)	(27,218)	(22,604)	(8,736)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		91,827,000	91,827,000	91,827,000	91,827,000

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the
	(Date of	Six Months	Six Months
	Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2011	2011	2010
	$	$	$

Operating Activities

Net loss	(1,285,819)	(40,458)	(27,575)

Adjustments to reconcile net loss to cash
Accretion of discount on convertible note	83,967	–	–
Amortization	13,456	–	–
Donated services	26,750	3,000	3,000
Loss on settlement of debt	63,000	–	–
Issuance of shares below par value	9,900	–	–
Loss on change in fair value of derivative liability	82,013	–	–
Impairment of intangible assets	152,146	–	–
Loss on disposal of assets	398	–	–
Shares issued for expenses	15,250	–	–

Change in operating assets and liabilities
Prepaid expenses	(38)	–	–
Accounts payable and accrued liabilities	121,143	10,266	3,667
Due to related parties	644,534	18,915	22,832
Net Cash Used in Operating Activities	(73,300)	(8,277)	1,924
Financing Activities
Advances from related parties	57,485	798	86
Cheques issued in excess of funds on deposit	–	–	9
Repayments to related parties	(319)	–	–
Proceeds from issuance of common stock	1,100	–	–
		–	–
Net Cash Provided from Financing Activities	58,266	798	95
Effect of Exchange Rate Changes on Cash	15,034	7,465	(2,149)

Increase (decrease) in Cash	–	(14)	(130)

Cash – Beginning of Period	–	14	130
Cash – End of Period	–	–	–

Non-cash Financing Activities
Common stock issued for expenses	15,250	–	–
Settlement of debt by issuance of common stock	11,577	–	–
Acquisition of assets by issuance of convertible note	156,309	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern, and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at June 30, 2011, the Company has a working capital deficit of $995,559 and an accumulated deficit of $1,285,819 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company’s annual financial statements for the year ended December 31, 2010, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the quarters or year ended December 31, 2011.

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
June 30, 2011
(Expressed in US dollars)
(Unaudited)

4.	Convertible Notes Due to Related Party

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company’s shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company’s President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the period ended June 30, 2011 interest of $4,442 (2010 – $4,442) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the period ended June 30, 2011 additional interest of $289 (2010 – $289) has been accrued as an expense.

5.	Related Party Transactions and Balances

a)

During the period ended June 30, 2011, the Company recognized $1,500 (2010 – $1,500) of management services at $250 per month, and $1,500 (2010 – $1,500) of donated rent at $250 per month provided by the President of the Company.

b)

As at June 30, 2011, the Company is indebted to the President and a company controlled by the President for $199,883 (December 31, 2010 – $195,766) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

As at June 30, 2011, the Company is indebted to the Company’s Vice President for $65,857 (December 31, 2010 – $65,862) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

d)

As at June 30, 2011, the Company is indebted to a company related by common directors for $364,466 (December 31, 2010 – $343,743) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

e)

As at June 30, 2011, the Company is indebted to a company related by common directors for $30,067 (December 31, 2010 – $29,044) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

f)

As at June 30, 2011, the Company is indebted to a shareholder for $9,331 (December 31, 2010 – $9,014) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2011
(Expressed in US dollars)
(Unaudited)

g)

As at June 30, 2011, the Company is indebted to a shareholder for $12,753 (December 31, 2010 – $12,318) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

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

The Company’s main expenses over the past year have been related to accounting, legal and other expenses associated with regulatory filings. The Company’s sole employee is paid $500 per month. Rent is donated by the President at a value of $250 per month.

The Company may not generate any revenue until Eagle1.in is operational so its operations will have to continue to be funded by shareholder loans.

Some additional capital will be required until the Company reaches a breakeven point in operations. In addition, capital will be required to complete the setup of the insurance facility. It is anticipated that over the next 6 months the Company will require between $50K and $150K in additional capital. As in the past, the Company plans to meet this requirement through shareholder loans.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2011 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MENI is a startup company operating on an extremely small budget. Most of the Company’s operations over the past 4 years have been funded by, or provided at no cost, by management and a few key shareholders. In order for the Company to effectively execute its business plan over the next year it will likely need to obtain additional financing. There can be no assurance that such financing would be available on terms acceptable to the Company. If the Company is unable to secure funding in the future, it is doubtful that it will be able to continue operations which would likely result in a total loss to investors. Even if we do obtain additional financing, our then existing shareholders may suffer substantial dilution.

We have a significant operating deficit which makes us entirely dependent upon shareholders to provide loans to the company to pay for day to day expenses until we begin generating revenue.

The Company currently has a significant operating deficit and unless addressed this will hinder MENI’s ability to continue as a going concern. Specifically, the company has no revenue and all of its operating expenses as outlined in the financial statements are being funded by shareholder loans. The Company has negligible cash and is entirely depended on shareholder loans for day to day operations. The Company will not generate any revenue until Eagle1.in is operational so its operations will have to continue to be funded by shareholder loans. Additional capital will be required until the Company reaches a breakeven point in operations. Capital will also be required to complete the setup of the insurance facility. It is anticipated that over the next 6 months the company will require between $50K and $150K in additional capital. As in the past, the Company plans to meet this requirement through shareholder loans, however, there can be no assurance this will happen. If the Company is unable to secure additional funding, the Company could go out of business resulting in a total loss to investors.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Dated: August 15, 2011	MOBILIZED ENTERTAINMENT, INC.

/s/ Kevin Day
By:
Kevin Day

Chief Executive Officer, President, Secretary,
Treasurer, Controller and Director