Form 10-Q/A
period 2011-06-30
Mobilized Entertainment, Inc.
filed 2011-09-09
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number
000-49752
MOBILIZED ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1499873
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
50 West Liberty Street, Suite 800, Reno, NV
(Address of principal executive office)
(866) 815-2677
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company.” See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of June 30, 2011, 91,827,466 shares of the registrant’s common stock, $.001 par value per share, were outstanding.

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Mobilized Entertainment's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish the interactive data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.
No changes have been made to the Form 10-Q other than those described above. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOBILIZED ENTERTAINMENT, INC.
(Registrant)

/s/ Kevin Day Kevin Day
Chief Executive Officer, President, Secretary, Treasurer, Controller and Director

Date: September 9, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (Exhibit 3.1)

3.2	Bylaws of Mobilized Entertainment, Inc

4.0	Convertible Note

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101
The following materials from Mobilized Entertainment's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) Notes to Condensed Consolidated Financial Statements, furnished herewith.

*	Previously filed with Mobilized Entertainment’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

4