Form 10-Q
period 2011-09-30
Mobilized Entertainment, Inc.
filed 2011-11-14
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of November 14, 2011.

FORM 10-Q

MOBILIZED ENTERTAINMENT, INC.
Table of Contents

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2011	2010
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	9,177	14
Total Assets	9,177	14
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	104,513	103,780
Accrued liabilities	46,161	39,026
Due to related parties (Note 5)	680,609	655,747
Convertible notes due to related party (Note 4)	159,000	159,000
Total Liabilities	990,283	957,553
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827
Additional Paid-in Capital	174,980	174,980
Donated Capital	28,250	23,750
Accumulated Other Comprehensive Loss	(2,025)	(2,735)
Deficit Accumulated During the Development Stage	(1,274,138)	(1,245,361)
Total Stockholders’ Deficit	(981,106)	(957,539)
Total Liabilities and Stockholders’ Deficit	9,177	14

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the	For the	For the
	(Date of	Nine Months	Nine Months	Three Months	Three Months
	Inception)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September30,	September 30,
	2011	2011	2010	2011	2010
	$	$	$	$	$

Revenue	18,783	–	–	–	–

Expenses

General and administrative	157,874	10,795	8,564	2,341	2,365
Management fees (Note 5)	243,955	2,250	2,250	750	750
Professional fees	230,178	19,266	29,064	2,014	10,608
Consulting fees	212,500	–	–	–	–
Impairment loss on intangible assets	152,146	–	–	–	–
Royalties	4,668	–	–	–	–

Total Operating Expenses	1,001,321	32,311	39,878	5,105	13,723

Operating Loss	(985,538)	(32,311)	(39,878)	(5,105)	(13,723)
Other Expenses
Loss on change in fair value of derivative liability	(82,013)	–	–	–	–
Accretion of discount on convertible note	(83,967)	–	–	–	–
Loss on settlement of debt	(63,000)	–	–	–	–
Loss on disposal of assets	(398)	–	–	–	–
Issuance of shares below par value	(9,900)	–	–	–	–
Interest on convertible debt (Note 4)	(45,749)	(7,135)	(7,135)	(2,404)	(2,404)
Gain (loss) on foreign exchange	(6,573)	10,669	(3,127)	19,190	(6,438)
Total Other Expenses	(291,600)	3,534	(10,262)	16,786	8,842
Net Loss	(1,274,138)	(28,777)	(50,140)	11,681	(22,565)
Other Comprehensive Income
Foreign currency translation adjustment	(2,025)	710	(618)	1,272	(975)
Comprehensive Loss	(1,276,163)	(28,067)	(50,758)	12,953	(23,540)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		91,827,466	91,827,466	91,827,466	91,827,466

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the
	(Date of	Nine Months	Nine Months
	Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2011	2011	2010
	$	$	$

Operating Activities

Net loss	(1,274,138)	(28,777)	(50,140)

Adjustments to reconcile net loss to cash
Accretion of discount on convertible note	83,967	–	–
Amortization	13,456	–	–
Donated services	28,250	4,500	4,500
Loss on settlement of debt	63,000	–	–
Issuance of shares below par value	9,900	–	–
Loss on change in fair value of derivative liability	82,013	–	–
Impairment of intangible assets	152,146	–	–
Loss on disposal of assets	398	–	–
Shares issued for expenses	15,250	–	–

Change in operating assets and liabilities
Prepaid expenses	(38)	–	–
Accounts payable and accrued liabilities	120,278	9,401	35,250
Due to related parties	649,043	23,424	6,568
Net Cash Used in Operating Activities	(56,475)	(8,548)	(3,822)
Financing Activities
Advances from related parties	67,485	10,798	107
Cheques issued in excess of funds on deposit	–	–	36
Repayments to related parties	(319)	–	–
Proceeds from issuance of common stock	1,100	–	–
		–	–
Net Cash Provided from Financing Activities	68,266	10,798	143
Effect of Exchange Rate Changes on Cash	(2,614)	(10,183)	3,549

Increase (decrease) in Cash	–	9,163	(130)

Cash – Beginning of Period	–	14	130
Cash – End of Period	9,177	9,177	–

Non-cash Financing Activities
Common stock issued for expenses	15,250	–	–
Settlement of debt by issuance of common stock	11,577	–	–
Acquisition of assets by issuance of convertible note	156,309	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Continuance of Business

Mobilized Entertainment Inc., formerly named Sports-Stuff.com Inc. (Colorado) ("SSUF-CO"), was incorporated on July 25, 2000 under the laws of the State of Colorado. On July 25, 2000, the Company acquired an Internet Marketing Business Plan (the "Business Plan") in consideration for 3,000,000 shares of common stock with a fair value of $12,000. The Company abandoned the Business Plan and was inactive until the following merger. Mobilized Entertainment Inc. (Nevada) ("SSUF-NV") was incorporated on October 10, 2005, under the laws of the State of Nevada. On October 15, 2005, SSUF-NV acquired certain assets and rights of Feed Me Sports Inc. in consideration for a convertible note of $156,309. On December 7, 2006, SSUF-CO merged with and into SSUF-NV, of which SSUF-NV was the surviving corporation.

The Company is in the development stage as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal business is the production and distribution of mobile web based sports and entertainment products and services. The Company's main product is Eagle1.mobi, a mobile web based product for amateur golfers that allows them to participate in hole-in-one contests on an individual (as opposed to tournament or special event) basis, on any golf hole of their choosing covered by the Company's program.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern, and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at September 30, 2011, the Company has a working capital deficit of $981,106 and an accumulated deficit of $1,274,138 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company's annual financial statements for the year ended December 31, 2010, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the quarters or year ended December 31, 2011.

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
September 30, 2011
(Expressed in US dollars)
(Unaudited)

4.	Convertible Notes Due to Related Party

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company's shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company's President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the period ended September 30, 2011 interest of $6,700 (2010 - $6,700) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the period ended September 30, 2011 additional interest of $435 (2010 - $435) has been accrued as an expense.

5.	Related Party Transactions and Balances

a)

During the period ended September 30, 2011, the Company recognized $2,250 (2010 - $2,250) of management services at $250 per month, and $2,250 (2010 - $2,250) of donated rent at $250 per month provided by the President of the Company.

b)

As at September 30, 2011, the Company is indebted to the President and a company controlled by the President for $192,471 (December 31, 2010 - $195,766) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

As at September 30, 2011, the Company is indebted to the Company's Vice President for $65,869 (December 31, 2010 - $65,862) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

d)

As at September 30, 2011, the Company is indebted to a company related by common directors for $364,283 (December 31, 2010 - $343,743) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

e)

As at September 30, 2011, the Company is indebted to a company related by common directors for $27,666 (December 31, 2010 - $29,044) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

f)

 As at September 30, 2011, the Company is indebted to a shareholder for $8,586 (December 31, 2010 - $9,014) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2011
(Expressed in US dollars)
(Unaudited)

g)

 As at September 30, 2011, the Company is indebted to a shareholder for $11,734 (December 31, 2010 - $12,318) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

h)

As at September 30, 2011, the Company is indebted to a shareholder for $10,000 (December 31, 2010 - $nil) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

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

The Company’s main product is Eagle1.in, an innovative hole-in-one prize product custom designed for golf courses and practice ranges. Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in hole-in-one contests on practice ranges and individual holes on any course covered by our program.

The Company has also been developing an alert service for stock market analysis called FeedMeStocks.com.  Tapping its acquired knowledge base of XML and leveraging recent experience preparing its own XBRL filings, the Company is creating an application that will allow investors to be informed of XBRL filings and significant changes within the XBRL data itself.  The first phase of this project is complete which allows users to receive alerts via SMS as soon as XBRL data is filed.  FeedMeStocks.com is built on a similar platform to the Company's existing Rotowire mobile service which it continues to operate.

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

Unlike the original business plan of publishing mobile games and ringtones, Eagle1.in does not require significant amounts of capital upfront to develop the product and it does not require a long period of time to wait for the return on the investment. Eagle1.in will generate revenue through upfront signup and monthly purchase fees. This will mean that the Company will not require nearly as much operating capital in the short term as it did with the games and ringtones.  Furthermore, the new FeedMeStocks.com service is built on many of the existing technologies the Company already utilizes for its existing sports applications, meaning significantly less development time and cost.

The Company’s main expenses over the past year have been related to accounting, legal and other expenses associated with regulatory filings. The Company’s sole employee is paid $500 per month. Rent is donated by the President at a value of $250 per month.

The Company may not generate any revenue until Eagle1.in and/or FeedMeStocks.com is operational, and/or its existing sports applications are effectively monetized, so its continued operations will have to be funded by shareholder loans.

Some additional capital will be required until the Company reaches a breakeven point in operations. In addition, capital will be required to complete the setup of the insurance facility. It is anticipated that over the next 6 months the Company will require between $50K and $100K in additional capital. As in the past, the Company plans to meet this requirement through shareholder loans.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2011 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

MENI's Eagle1.in is not yet fully operational and live. MENI does have several years of experience developing websites, especially mobile web sites and its President does have a commercial insurance background which included placing coverage for hole-in-one contests; however Eagle1.in is not yet operating as a live service. MENI is currently structuring the captive insurance facility which will provide the insurance coverage necessary for the hole-in-one prizing. However, there are no guarantees that the company will be successful in setting up a captive insurance facility. Failure to setup the captive insurance facility and/or obtain insurance coverage will significantly hinder the ability of MENI to go forward with its plans. Further, there can be no assurance that MENI will be able to achieve significant revenues or any net income in the future. Accordingly, any investment in MENI involves a high degree of risk and investors could lose their investment.  FeedMeStocks.com is a new service which will charge users for access, but there are no guarantees that this business model will be successful even if/when the product is fully operational.

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

As a public entity subject to the reporting requirements, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. Furthermore, if the Company is unable to afford the costs of complying with its filing requirements then we may be subject to another cease trade order as was ordered on January 20, 2009 by the British Columbia Securities Commission. Such a cease trade order would effectively prevent shareholders from selling their shares thus potentially making their investment worthless.

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

Dated: November 14, 2011	MOBILIZED ENTERTAINMENT, INC.

/s/ Kevin Day
By:
Kevin Day

Chief Executive Officer, President, Secretary,
Treasurer, Controller and Director