Form 10-K
period 2011-12-31
Mobilized Entertainment, Inc.
filed 2012-04-03
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the last reported sales price at which the stock was sold on December 30, 2011 (the last day of the registrant–s most recently completed second quarter) was approximately $275,482.

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of March 30, 2012.

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

Eagle1.in is an innovative hole-in-one prize product custom designed for golf courses and practice ranges.  Most hole-in-one prize products are provided on a tournament or special event basis.  Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in hole-in-one contests on both a tournament and an individual hole basis, on any golf hole of their choosing, on any course covered by our program.

A typical hole-in-one contest operates on a tournament or special event basis whereby tournament or event organizers arrange for hole-in-one insurance coverage for a set number of golfers (usually 144 for a tournament) on a set day on a predetermined hole.  Most par 3 golf holes on almost any course can be covered by hole-in-one prize insurance.  The potential revenue to be earned by offering hole-in-one prize contests is significantly limited by only offering it for tournaments and special events.  Offering hole-in-one prizing on any par 3 hole on any course or similar yardage practice range hole vastly increases the potential revenue streams and opens a whole new market for hole-in-one prize contests.

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

Eagle1.in is an innovative hole-in-one prize product custom designed for golf courses and practice ranges.  Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in a traditional tournament style hole-in-one program or hole-in-one contests on practice ranges and individual holes on any course or practice range covered by our program.

A typical hole-in-one contest operates on a tournament or special event basis whereby tournament or event organizers arrange for hole-in-one insurance coverage for a set number of golfers on a set day and on a predetermined hole.  Most Par 3 golf holes on almost any course can be covered by hole-in-one prize insurance.  The potential revenue earned by offering hole-in-one prizing on any practice range or Par 3 hole is greater than offering the contest only during tournaments and special events and it vastly increases the potential revenue streams of this type of prize indemnity.

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

Hole–in-one contests have verification requirements which vary depending on the prize amount.  The higher the prize limit, the greater the verification requirements.  For example, a $100K prize will require several witnesses, at least one of which is not a member of the golf party, but prizes of less than $5K only require two witnesses which can be from within the golf party.     Eagle1.in will be offering prize limits of less than $10K so that any golf party threesome or foursome can participate.  In addition, depending on other course data and prize amounts, other verification tools may be utilized including the use of third party witnesses, fixed wireless cameras, cash equivalent prizes, etc. to further reduce the possibility of fraud.

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

Intellectual Property

The domain name, mobilizedentertainment.com, was registered on October 10, 2005 and expires on October 10, 2012 (and is capable of being renewed).  The mobile website Eagle1.in was registered on September 4, 2010 and expires on September 4, 2012 (and is capable of being renewed).  MENI believes it has obtained adequate protection of its intellectual property rights in connection with its websites.  There is no pending or threatened litigation affecting MENI, nor are there any copyright issues affecting or that threaten to affect MENI's websites.

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

Management Experience

Kevin Day has been President of the Company for over five and a half years.  Prior to that he co-founded and operated Feed Me Sports Inc., the predecessor to Mobilized Entertainment.  He also gained public company management experience as President and Director of Snocone Systems Inc., an OTCBB public company.  Mr. Day worked as a commercial lines property and casualty broker in the 90’s and brokered many hole-in-one policies.  He was a Director of the British Columbia Captive Insurance Association for 10 years, and is currently an active Committee member of the Canadian Captive Insurance Association.  Mr. Day is an entrepreneur with broad experience in all aspects of starting and building a small business. He has knowledge of running both private and public companies as well as solid understanding of the Company’s products and services having worked in the wireless web space for several years both as a programmer and marketer, and as an insurance broker.  Mr. Day performs much of the programming work for the Company’s existing applications and oversees all of its marketing and sales.

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

Historically, hole-in-one prize coverage has been very popular.  It is typically provided on a tournament or special event basis whereby tournament or event organizers arrange for hole-in-one insurance coverage for a set number of golfers on a set day on a predetermined hole.  Most par 3 golf holes on almost any course can be covered by hole-in-one prize insurance indemnity insurance.  The verification limits vary usually depending on the prize amount.  The higher the prize limit, the greater the verification.  For example, a $100K prize will require several witnesses, at least one of which is not a member of the golf party whereas prizes limits less than $5K often only require two witnesses which may be from within the golf party.

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

2) Through the course they are playing.
Golf courses we partner with will be able to offer prize coverage on their Par 3 holes.  Typically the prize would be offered when the golfer is paying for a round of golf.   Prizing would only be available to threesomes and foursomes for the individual hole program and a terms and conditions sheet would need to be signed by the players when the contest fee is paid.  The price to enter the contest may vary depending on the yardage of the hole and also the discretion of the golf course.  In addition, there will be smaller revenue opportunities from selling advertising and potentially through golf related product sales, i.e. golf trophies sold to golfers who get a hole-in-one.

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

The Company is highly reliant on its President, Kevin Day, who for the past few years has handled almost all aspects of the Company’s operations, including much of the technical development and design work of its mobile web applications.  The loss of this employee would have a material adverse impact on the Company and its future prospects which would have a material adverse affect on our business, financial condition and results of operations.  In addition, Mr. Day currently dedicates an average of  30% of his working time to the Company with a minimum commitment of only 10 hours per week.  This amount of time is not sufficient for the Company to execute its business plan.  The Company will need to increase the number of key personnel in order to be successful.  This means that the Company will need to be increasingly less depending on its President, Kevin Day and bring on additional staff to handle many of the operations that for the past couple of years have been handled almost exclusively by Kevin Day.  Increasing the number of key personnel will require additional funding (as outlined above) which may be difficult to obtain.  If the company is unable to hire additional staff and become less dependent on Kevin Day, the Company will not likely be successful in executing its business plan and this will have a material adverse effect on our business, financial condition and results of operations.

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

We had 91,827,466 shares of common stock issued and outstanding as of December 31, 2011, which were held by approximately 144 shareholders.

As of December 31, 2011, there are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

In September 2010, we filed a Registration Statement on Form S-1 for the registration of 85,577,466 shares of our outstanding common stock.  On October 7, 2010, our registration statement was declared effective by the Securities and Exchange Commission.

Dividend Policy.

As of December 31, 2011, there have been no cash dividends declared on our common stock . We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan.

As of December 31, 2011, we did not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities.

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company’s shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company’s President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the year ended December 31, 2011 interest of $8,959 (2010 – $8,959) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the year ended December 31, 2011 additional interest of $581 (2010 – $581) has been accrued as an expense.

On January 21, 2008, the Company issued 11,000,000 shares of common stock at $0.0001 per share to the President of the Company for cash proceeds of $1,100.  The shares were issued pursuant to exemption from registration under Regulation S and Regulation D.
.

Use of Proceeds of Registered Securities.

There were no sales or proceeds during the calendar year ended December 31, 2011, for the sale of registered securities.

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

The Company’s main product is Eagle1.in.  Eagle1.in is an innovative hole-in-one prize product custom designed for golf courses and practice ranges.  Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in either a traditiona hole-in-one program or in hole-in-one contests on practice ranges and individual holes on any course covered by our program.

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

For the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Results of Operations.

Revenues

We had no revenue for the year ended December 31, 2011 and no revenue for the year ended December 31, 2010.

Operating Expenses and Net Loss

Our net loss from operations of $47,267 for the year ended December 31, 2011. By comparison, our net loss from operations of $68,281 for the year ended December 31, 2010.

Liquidity and Capital Resources

Our total assets were $nil as of December 31, 2011.

Our current liabilities were $998,548 as of December 31, 2011 and as of December 31, 2010, our total liabilities were $957,553.  We had no other liabilities and no long-term commitments or contingencies as of December 31, 2011.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

 Item 8. Financial Statements and Supplementary Data.

Mobilized Entertainment Inc.

December 31, 2011

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

Consolidated Statements of Cash Flows                                         F-4

Consolidated Statement of Stockholders’ Deficit                          F-5

Notes to the Consolidated Financial Statements                           F-7

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Mobilized Entertainment Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Mobilized Entertainment Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the related statements of operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from July 25, 2000 (Date of Inception) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mobilized Entertainment Inc. (A Development Stage Company) as of December 31, 2011 and 2010, and the results of its operations, cash flows and stockholders' deficit for the years then ended and accumulated for the period from July 25, 2000 (Date of Inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 30, 2012

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31, 2011 $	December 31, 2010 $

ASSETS

Current Assets

Cash	–	14

Total Assets	–	14

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Checks issued in excess of funds on deposit	7	-
Accounts payable	106,812	103,780
Accrued liabilities	48,565	39,026
Due to related parties (Note 4)	684,164	655,747
Convertible notes due to related party (Note 3)	159,000	159,000

Total Liabilities	998,548	957,553

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827

Additional Paid-in Capital	174,980	174,980

Donated Capital	29,750	23,750

Accumulated Other Comprehensive Loss	(2,477)	(2,735)

Deficit Accumulated During the Development Stage	(1,292,628)	(1,245,361)

Total Stockholders’ Deficit	(998,548)	(957,539)

Total Liabilities and Stockholders’ Deficit	–	14

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Period from
	July 25, 2000	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010
	$	$	$

Revenue	18,783	–	–

Expenses

General and administrative	159,433	12,354	11,805
Management fees (Note 4)	244,705	3,000	3,000
Professional fees	237,298	26,386	34,733
Consulting fees	212,500	–	–
Impairment loss on intangible assets	152,146	–	–
Royalties	4,668	–	–
			–
Total Operating Expenses	1,010,750	41,740	49,538

Operating Loss	(991,967)	(41,740)	(49,538)

Other Expenses

Loss on change in fair value of derivative liability	(82,013)	–	–
Accretion of discount on convertible note	(83,967)	–	–
Loss on settlement of debt	(63,000)	–	–
Loss on disposal of assets	(398)	–	–
Issuance of shares below par value	(9,900)	–	–
Interest on convertible debt (Note 3)	(48,154)	(9,540)	(9,540)
(Loss) gain on foreign exchange	(13,229)	4,013	(9,203)

Total Other Expenses	(300,661)	(5,527)	(18,743)

Net Loss	(1,292,628)	(47,267)	(68,281)

Other Comprehensive Income

Foreign currency translation adjustment	(2,477)	258	(1,526)

Comprehensive Loss	(1,295,105)	(47,009)	(69,807)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		91,827,000	91,827,000

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Period from
	July 25, 2000	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2011	2011	2010
	$	$	$

Operating Activities

Net loss	(1,292,628)	(47,267)	(68,281)

Adjustments to reconcile net loss to cash
Accretion of discount on convertible note	83,967	–	–
Amortization	13,456	–	–
Donated services	29,750	6,000	6,000
Loss on settlement of debt	63,000	–	–
Issuance of shares below par value	9,900	–	–
Loss on change in fair value of derivative liability	82,013	–	–
Impairment of intangible assets	152,146	–	–
Loss on disposal of assets	398	–	–
Shares issued for expenses	15,250	–	–

Change in operating assets and liabilities
Prepaid expenses	(38)	–	–
Accounts payable and accrued liabilities	124.535	13,658	(1,844)
Due to related parties	650,677	25,058	55,089

Net Cash (Used in) Provided by Operating Activities	(67,574)	(2,551)	(9,036)

Financing Activities
Checks issued in excess of funds on deposit	7	7	–
Advances from related parties	66,687	10,000	180
Repayments to related parties	(319)	–	–
Proceeds from issuance of common stock	1,100	–	–
		–	–
Net Cash Provided from Financing Activities	67,475	10,007	180

Effect of Exchange Rate Changes on Cash	99	(7,470)	8,740

Increase (decrease) in Cash	–	(14)	(116)

Cash – Beginning of Period	–	14	130

Cash – End of Period	–	–	14

Non-cash Financing Activities
Common stock issued for expenses	15,250	–	–
Settlement of debt by issuance of common stock	11,577	–	–
Acquisition of assets by issuance of convertible note	156,309	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from July 25, 2000 (Date of Inception) to December 31, 2011
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

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Statement of Stockholders’ Deficit
For the Period from July 25, 2000 (Date of Inception) to December 31, 2011
(Expressed in US dollars)

							Deficit
						Accumulated	Accumulated
				Additional		Other	During the
				Paid-in	Donated	Comprehensive	Development
	Shares	Amount		Capital	Capital	Income	Stage	Total
	#	$		$	$	$	$	$

Balance – December 31, 2007	10,827,466		10,827	174,980	5,750	(2,908)	(995,351)		(806,702)

Currency translation adjustment	–		–	–	–	5,827	–		5,827

January 21, 2008 – Issued for debt at $0.0001 per share, plus loss on settlement of debt at $ 0.0009 per share	70,000,000		70,000	–	–	–	–		70,000

January 21, 2008 – Issued for cash at $0.0001 per share, plus loss on issuance of shares below par at $ 0.0009 per share	11,000,000		11,000	–	–	–	–		11,000

Donated services and rent	–		–	–	6,000	–	–		6,000

Net loss	–		–	–	–	–	(79,446)		(79,446)

Balance – December 31, 2008	91,827,466		91,827	174,980	11,750	2,919	(1,074,797)		(793,321)

Currency translation adjustment	–		–	–		(4,128)	–		(4,128)

Donated services and rent	–		–	–	6,000	–	–		6,000

Net loss	–		–	–	–	–	(102,283)		(102,283)

Balance – December 31, 2009	91,827,466		91,827	174,980	17,750	(1,209)	(1,177,080)		(893,732)

Currency translation adjustment	–		–	–		(1,526)	–		(1,526)

Donated services and rent	–		–	–	6,000	–	–		6,000

Net loss	–		–	–	–	–	(68,281)		(68,281)

Balance – December 31, 2010	91,827,466		91,827	174,980	23,750	(2,735)	(1,245,361)		(957,539)

Currency translation adjustment	–		–	–		258	–		258

Donated services and rent	–		–	–	6,000	–	–		6,000

Net loss	–		–	–	–	–	(47,267)		(47,267)

Balance – December 31, 2011	91,827,466		91,827	174,980	29,750	(2,477)	(1,292,628)		(998,548)

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Management plans to raise financing in the form of equity issuances and debt agreements.  The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at December 31, 2011, the Company has a working capital deficit of $998,548 and an accumulated deficit of $1,292,628 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
December 31, 2011
(Expressed in US dollars)

2.      Summary of Significant Accounting Principles

d)	Financial Instruments and Concentrations

The Company–s financial instruments consist principally of cash, accounts payable, bank overdraft, amounts due to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash and bank overdraft is determined based on –Level 1– inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company–s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company–s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

The functional currency of the subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars under the current rate method in accordance with ASC 830, Foreign Currency Translation. Under the current rate method, all assets and liabilities are translated at the rates of exchange in effect at the balance sheet date and revenues and expenses are translated at the average rates of exchange during the year. The effect of this translation is recorded in a separate component of stockholders’ deficit. A cumulative translation adjustment of $2,477 as of December 31, 2011, has been included in accumulated other comprehensive loss in the accompanying consolidated balance sheet.

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

h)	Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at December 31, 2011 and 2010, the Company‘s only component of other comprehensive income (loss) was foreign currency translation adjustments.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
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

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company’s shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company’s President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the year ended December 31, 2011 interest of $8,959 (2010 – $8,959) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the year ended December 31, 2011 additional interest of $581 (2010 – $581) has been accrued as an expense.

4.	Related Party Transactions and Balances

a)
During the year ended December 31, 2011, the Company recognized $3,000 (2010 – $3,000) of management services at $250 per month, and $3,000 (2010 – $3,000) of donated rent at $250 per month provided by the President of the Company.

b)
As at December 31, 2011, the Company is indebted to the President and a company controlled by the President for $196,427 (2010 – $195,766) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)
As at December 31, 2011, the Company is indebted to the Company’s former Vice President for $65,864 (2010 – $65,862) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

d)
As at December 31, 2011, the Company is indebted to a company related by common directors for $362,413 (2010 – $343,743) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2011
(Expressed in US dollars)

4.           Related Party Transactions and Balances (continued)

e)
As at December 31, 2011, the Company is indebted to a company related by common directors for $28,515 (2010 – $29,044) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

f)
As at December 31, 2011, the Company is indebted to a shareholder for $8,850 (2010 – $9,014) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

g)
As at December 31, 2011, the Company is indebted to a shareholder for $12,095 (2010 – $12,318) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

h)
As at December 31, 2011, the Company is indebted to a shareholder for $10,000 (2010 – $nil) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

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
December 31, 2011
(Expressed in US dollars)

6.	Income Taxes

The Company has a net operating loss carry-forward of $858,700 available to offset taxable income in future years which commence expiring in fiscal 2020.

The Company is subject to United States federal and state income taxes at an approximate rate of 35% (2010 – 35%) The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	December 31, 2011 $	December 31, 2010 $

Income tax recovery at statutory rate	(16,540)	(23,900)

Permanent differences	2,080	2,100

Valuation allowance change	14,460	21,800

Provision for income taxes	–	–

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

	December 31, 2011 $	December 31, 2010 $

Net operating loss carry-forward	300,550	286,090

Valuation allowance	(300,550)	(286,090)

Net deferred income tax asset	–	–

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2011, the date of this report, our former chief executive officer and former chief financial officer concluded that our disclosure controls and procedures were effective for the size and activity of the Company at that time.

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

The names and ages of the director and executive officer of the Company and his position with the Company is as follows:

Name	Age	Position
Kevin Day	40	President, Chief Executive Officer, Secretary, Treasurer, Controller and Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been qualified.

There are no family relationships between any of our directors and our executive officers.

Kevin Day – President, Chief Executive Officer, Secretary, Treasurer, Controller and Director

Kevin Day, 40, is President of Mobilized Entertainment.  In addition to general operations, Mr. Day is also responsible for much of the programming and technical development of MENI's mobile web based products including Eagle1.in.

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

Item 11. Executive Compensation

Compensation of director and executive officer

The following table sets forth the compensation that the Company paid to the executive officer, for the fiscal year 2011.  The Company does not currently have a long-term compensation plan and does not grant any long-term compensation to its executive officer or employees.

The table does not reflect certain personal benefits, which in the aggregate are less than ten percent of the named executive officer's salary and bonus. No other compensation was granted in fiscal years 2011.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Kevin Day, CEO, President, Secretary, Treasurer, Director	2011	$3,000					N/A	N/A	$3,000

Grants of plan based awards

No grants of plan based awards were granted during the 2011 fiscal year.

Outstanding equity awards at fiscal year-end

The Company has not granted any equity awards.

Option exercises and stock vested table

The Company has not granted options or other equity awards.

Pension benefits table

The Company did not offer a pension plan during fiscal year 2011.

Nonqualified deferred compensation table

The Company did not offer any non-qualified deferred compensation plans during fiscal year 2011.

Director compensation disclosure

The Company did not enter into director compensation arrangements during the fiscal year 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2011, the Company has 91,827,466 shares of common stock outstanding. The following table sets forth certain information regarding the beneficial ownership of our outstanding shares as of December 31, 2011 by (i) each person who is known by us to own beneficially more than 5% of our outstanding shares of common stock, (ii) our executive officer and director.

Title of Class:	Name and Address of Beneficial Holder:	Amount and Nature of Beneficial Ownership:	Percent of Class:
Common, $0.001 par value	Kevin Day 1405-110 Brew Street Port Moody, BC V3H 0E4	11,646,474	12.68%
Common, $0.001 par value	Adriano Nero 333 Main Street RR #3 St. Catharines, ON L2R 6P9	9,000,000	9.80%
Total Held by Officer and Director:		11,646,474	12.68%
Total Held by Officer, Director and Certain Beneficial Owners:		20,646,474	22.48%

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
•
During the year ended December 31, 2011, the Company recognized $3,000 (2010 – $3,000) of management services at $250 per month, and $3,000 (2010 – $3,000) of donated rent at $250 per month provided by the President of the Company.

•
As at December 31, 2011, the Company is indebted to the President and a company controlled by the President for $196,427 (2010 – $195,766) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2011, the Company is indebted to the Company’s former Vice President for $65,864 (2010 – $65,862) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2011, the Company is indebted to a company related by common directors for $362,413 (2010 – $343,743) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2011, the Company is indebted to a company related by common directors for $28,515 (2010 – $29,044) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2011, the Company is indebted to a shareholder for $8,850 (2010 – $9,014) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2011, the Company is indebted to a shareholder for $12,095 (2010 – $12,318) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

•
As at December 31, 2011, the Company is indebted to a shareholder for $10,000 (2010 – $nil) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $15,568 and $17,346 respectively.

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

Dated: March 30, 2012	MOBILIZED ENTERTAINMENT, INC.
/s/ Kevin Day
By:
Kevin Day Chief Executive Officer, President, Secretary, Treasurer, Controller and Director