Form 10-K/A
period 2011-12-31
Mobilized Entertainment, Inc.
filed 2012-04-13
CIK 1469412

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

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of April 14, 2012

EXPLANATORY NOTE

Mobilized Entertainment, Inc. (the “Company”) is filing this Amendment No. 1on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 3, 2012 (the “Original Filing”), solely to furnish revised interactive data filing documents.

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

Dated: April 13, 2012

MOBILIZED ENTERTAINMENT, INC.

By:	/s/ KEVIN DAY
Kevin Day Chief Executive Officer, President, Secretary, Treasurer, Controller and Director