Form 10-Q
period 2012-03-31
Mobilized Entertainment, Inc.
filed 2012-05-15
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of May 15, 2012.

FORM 10-Q

MOBILIZED ENTERTAINMENT, INC.
Table of Contents

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2012	2011
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	6,952	–
Prepaid expenses	3,008	–
Total Assets	9,960	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Checks issued in excess of funds on deposit	–	7
Accounts payable	100,909	106,812
Accrued liabilities	59,419	48,565
Due to related parties (Note 5)	706,153	684,164
Convertible notes due to related party (Note 4)	159,000	159,000
Total Liabilities	1,025,481	998,548
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827
Additional Paid-in Capital	174,980	174,980
Donated Capital	31,250	29,750
Accumulated Other Comprehensive Loss	(2,477)	(2,477)
Deficit Accumulated During the Development Stage	(1,311,101)	(1,292,628)
Total Stockholders’ Deficit	(1,015,521)	(998,548)
Total Liabilities and Stockholders’ Deficit	9,960	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the
	(Date of	Three Months	Three Months
	Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2012	2012	2011
	$	$	$

Revenue	19,153	370	–

Expenses

General and administrative	161,162	1,729	2,058
Management fees (Note 5)	245,455	750	750
Professional fees	246,576	9,278	7,162
Consulting fees	212,500	–	–
Impairment loss on intangible assets	152,146	–	–
Royalties	4,668	–	–

Total Operating Expenses	1,022,507	11,757	9,970

Operating Loss	(1,003,354)	(11,387)	(9,970)
Other Expenses
Loss on change in fair value of derivative liability	(82,013)	–	–
Accretion of discount on convertible note	(83,967)	–	–
Loss on settlement of debt	(63,000)	–	–
Loss on disposal of assets	(398)	–	–
Issuance of shares below par value	(9,900)	–	–
Interest on convertible debt (Note 4)	(50,532)	(2,378)	(2,352)
Loss on foreign exchange	(17,937)	(4,708)	(5,661)
Total Other Expenses	(307,747)	(7,086)	(8,013)
Net Loss	(1,311,101)	(18,473)	(17,983)
Other Comprehensive Income
Foreign currency translation adjustment	(2,477)	–	(433)
Comprehensive Loss	(1,313,578)	(18,473)	(18,416)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		91,827,466	91,827,466

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the
	(Date of	Three Months	Three Months
	Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2012	2012	2011
	$	$	$

Operating Activities

Net loss	(1,311,101)	(18,473)	(17,983)

Adjustments to reconcile net loss to cash
Accretion of discount on convertible note	83,967	–	–
Amortization	13,456	–	–
Donated services	31,250	1,500	1,500
Loss on settlement of debt	63,000	–	–
Issuance of shares below par value	9,900	–	–
Loss on change in fair value of derivative liability	82,013	–	–
Impairment of intangible assets	152,146	–	–
Loss on disposal of assets	398	–	–
Shares issued for expenses	15,250	–	–

Change in operating assets and liabilities
Prepaid expenses	(3,046)	(3,008)	–
Accounts payable and accrued liabilities	129,486	4,951	736
Due to related parties	672,666	21,989	9,264
Net Cash Used in Operating Activities	(60,615)	6,959	(6,483)
Financing Activities
Cheques issued in excess of funds on deposit	–	(7)	–
Advances from related parties	66,687	–	798
Repayments to related parties	(319)	–	–
Proceeds from issuance of common stock	1,100	–	–

Net Cash Provided from Financing Activities	67,468	(7)	798
Effect of Exchange Rate Changes on Cash	99	–	5,713

Increase (decrease) in Cash	6,952	6,952	28

Cash – Beginning of Period	–	–	14
Cash – End of Period	6,952	6,952	42

Non-cash Financing Activities
Common stock issued for expenses	15,250	–	–
Settlement of debt by issuance of common stock	11,577	–	–
Acquisition of assets by issuance of convertible note	156,309	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Management plans to raise financing in the form of equity issuances and debt agreements. The continuation of the Company as a going concern, and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at March 31, 2012, the Company has a working capital deficit of $1,015,521 and an accumulated deficit of $1,311,101 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company's annual financial statements for the year ended December 31, 2011, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the quarters or year ended December 31, 2012.

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
March 31, 2012
(Expressed in US dollars)
(Unaudited)

4.	Convertible Notes Due to Related Party

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company's shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company's President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the period ended March 31, 2012 interest of $2,233 (March 31, 2011 – $2,209) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the period ended March 31, 2012 additional interest of $145 (March 31, 2011 – $143) has been accrued as an expense.

5.	Related Party Transactions and Balances

a)

During the period ended March 31, 2012, the Company recognized $750 (2011 – $750) of management services at $250 per month, and $750 (2011 – $750) of donated rent at $250 per month provided by the President of the Company.

b)

As at March 31, 2012, the Company is indebted to the President and a company controlled by the President for $185,099 (December 31, 2011 – $196,427) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

As at March 31, 2012, the Company is indebted to the Company's former Vice President for $65,862 (December 31, 2011 – $65,864) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

d)

As at March 31, 2012, the Company is indebted to a company related by common directors for $364,767 (December 31, 2011 – $362,413) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

e)

As at March 31, 2012, the Company is indebted to a company related by common directors for $29,073 (December 31, 2011 – $28,515) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

f)

As at March 31, 2012, the Company is indebted to a shareholder for $9,023 (December 31, 2011 – $8,850) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2012
(Expressed in US dollars)
(Unaudited)

g)

As at March 31, 2012, the Company is indebted to a shareholder for $12,331 (December 31, 2011 – $12,095) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

h)

As at March 31, 2012 the Company is indebted to a shareholder for $40,000 (December 31, 2011 – $10,000) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

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

A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value.

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

The Company determines the fair value of the cash and checks issued in excess of funds on deposit based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

The Company's main product is Eagle1.in. Eagle1.in is an innovative hole-in-one prize product custom designed for golf courses and practice ranges. Our intent is to provide a hole-in-one golf prize product that will enable golfers to participate in either a traditional hole-in-one program or in hole-in-one contests on practice ranges and individual holes on any course covered by our program.

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

The Company currently has a significant operating deficit and unless addressed this will hinder MENI's ability to continue as a going concern. Specifically, the company has no revenue and all of its operating expenses as outlined in the financial statements are being funded by shareholder loans. The Company has negligible cash and is entirely depended on shareholder loans for day to day operations.

More than half of the company's debt is owed to related parties including Feed Me Sports, and many of these parties have agreed to wait until the company is in a stronger financial position before being paid. Most of the remaining debt is owed to third party creditors for services provided in 2005 and 2006. The Company will attempt to to significantly reduce this debt through negotiations and reduced payment plans. Overall, it is not anticipated that the operating deficit will put too much short term financial pressure on the Company and its ability to continue as a going concern.

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

The Company's main expenses over the past year have been related to accounting, legal and other expenses associated with regulatory filings. The Company's sole employee is paid $250 per month, and $250 per month is provided by the President for donated rent.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 15, 2012	MOBILIZED ENTERTAINMENT, INC.

/s/ Kevin Day
By:
Kevin Day

Chief Executive Officer, President, Secretary,
Treasurer, Controller and Director