Form 10-Q/A
period 2012-06-30
Mobilized Entertainment, Inc.
filed 2012-08-14
CIK 1469412

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

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Mobilized Entertainment's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the "Form 10-Q"), is to correct ascii character errors within the previously filed 10-Q.
No changes have been made to the Form 10-Q other than those described above.

2

FORM 10-Q/A

MOBILIZED ENTERTAINMENT, INC.
Table of Contents

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	June 30,	December 31,
	2012	2011
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	2,875	–
Total Assets	2,875	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Checks issued in excess of funds on deposit	–	7
Accounts payable	114,001	106,812
Accrued liabilities	53,322	48,565
Due to related parties (Note 5)	694,184	684,164
Convertible notes due to related party (Note 4)	159,000	159,000
Total Liabilities	1,020,507	998,548
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827
Additional Paid-in Capital	174,980	174,980
Donated Capital	32,750	29,750
Accumulated Other Comprehensive Loss	(2,477)	(2,477)
Deficit Accumulated During the Development Stage	(1,314,712)	(1,292,628)
Total Stockholders’ Deficit	1,017,632)	(998,548)
Total Liabilities and Stockholders’ Deficit	2,875	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the	For the	For the
	(Date of	Six Months	Six Months	Three Months	Three Months
	Inception)	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2012	2011
	$	$	$	$	$

Revenue	19,445	662	–	292	–

Expenses

General and administrative	162,199	2,766	8,454	1,037	6,396
Management fees (Note 5)	246,205	1,500	1,500	750	750
Professional fees	252,419	15,121	17,252	5,843	10,090
Consulting fees	212,500	–	–	–	–
Impairment loss on intangible assets	152,146	–	–	–	–
Royalties	4,668	–	–	–	–

Total Operating Expenses	1,030,137	19,387	27,206	7,630	17,236

Operating Loss	(1,010,692)	(18,725)	(27,206)	(7,338)	(17,236)
Other Expenses
Loss on change in fair value of derivative liability	(82,013)	–	–	–	–
Accretion of discount on convertible note	(83,967)	–	–	–	–
Loss on settlement of debt	(63,000)	–	–	–	–
Loss on disposal of assets	(398)	–	–	–	–
Issuance of shares below par value	(9,900)	–	–	–	–
Interest on convertible debt (Note 4)	(52,911)	(4,757)	(4,731)	(2,379)	(2,379)
Gain (loss) on foreign exchange	(11,831)	1,398	(8,521)	6,106	(2,860)
Total Other Expenses	(304,020)	3,359	(13,252)	3,727	(5,239)
Net Loss	(1,314,712)	(22,084)	(40,458)	(3,611)	(22,475)
Other Comprehensive Income
Foreign currency translation adjustment	(2,477)	–	(562)	–	(129)
Comprehensive Loss	(1,317,189)	(22,084)	(41,020)	(3,611)	(22,604)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		91,827,466	91,827,466	91,827,466	91,827,466

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