Form 10-Q
period 2012-09-30
Mobilized Entertainment, Inc.
filed 2012-11-14
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The Company had 91,827,466 shares of its $.001 par value common stock outstanding as of November 14, 2012.

FORM 10-Q

MOBILIZED ENTERTAINMENT, INC.
Table of Contents

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	September 30,	December 31,
	2012	2011
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	2,998	–
Total Assets	2,998	–
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Checks issued in excess of funds on deposit	–	7
Accounts payable	114,592	106,812
Accrued liabilities	60,726	48,565
Due to related parties (Note 5)	707,906	684,164
Convertible notes due to related party (Note 4)	159,000	159,000
Total Liabilities	1,042,224	998,548
Contingencies and Commitments (Note 1)
Stockholders’ Deficit
Common Stock: 150,000,000 shares authorized, $0.001 par value 91,827,466 shares issued and outstanding	91,827	91,827
Additional Paid-in Capital	174,980	174,980
Donated Capital	34,250	29,750
Accumulated Other Comprehensive Loss	(2,477)	(2,477)
Deficit Accumulated During the Development Stage	(1,337,806)	(1,292,628)
Total Stockholders’ Deficit	1,039,226)	(998,548)
Total Liabilities and Stockholders’ Deficit	2,998	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the	For the	For the
	(Date of	Nine Months	Nine Months	Three Months	Three Months
	Inception)	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2012	2011	2012	2011
	$	$	$	$	$

Revenue	19,445	662	–	–	–

Expenses

General and administrative	164,438	5,005	10,795	2,239	2,341
Management fees (Note 5)	246,955	2,250	2,250	750	750
Professional fees	260,419	23,121	19,266	8,000	2,014
Consulting fees	212,500	–	–	–	–
Impairment loss on intangible assets	152,146	–	–	–	–
Royalties	4,668	–	–	–	–

Total Operating Expenses	1,041,126	30,376	32,311	10,989	5,105

Operating Loss	(1,021,681)	(29,714)	(32,311)	(10,989)	(5,105)
Other Expenses
Loss on change in fair value of derivative liability	(82,013)	–	–	–	–
Accretion of discount on convertible note	(83,967)	–	–	–	–
Loss on settlement of debt	(63,000)	–	–	–	–
Loss on disposal of assets	(398)	–	–	–	–
Issuance of shares below par value	(9,900)	–	–	–	–
Interest on convertible debt (Note 4)	(55,315)	(7,161)	(7,135)	(2,404)	(2,404)
Gain (loss) on foreign exchange	(21,532)	(8,303)	10,669	(9,701)	19,190
Total Other Expenses	(316,125)	(15,464)	3,534	(12,105)	16,786
Net Loss	(1,337,806)	(45,178)	(28,777)	(23,094)	11,681
Other Comprehensive Income
Foreign currency translation adjustment	(2,477)	–	(562)	–	1,272
Comprehensive Loss	(1,340,283)	(45,178)	(28,067)	(23,094)	12,953

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		91,827,466	91,827,466	91,827,466	91,827,466

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Period from
	July 25, 2000	For the	For the
	(Date of	Nine Months	Nine Months
	Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2012	2012	2011
	$	$	$

Operating Activities

Net loss	(1,337,806)	(45,178)	(28,777)

Adjustments to reconcile net loss to cash
Accretion of discount on convertible note	83,967	–	–
Amortization	13,456	–	–
Donated services	34,250	4,500	4,500
Loss on settlement of debt	63,000	–	–
Issuance of shares below par value	9,900	–	–
Loss on change in fair value of derivative liability	82,013	–	–
Impairment of intangible assets	152,146	–	–
Loss on disposal of assets	398	–	–
Shares issued for expenses	15,250	–	–

Change in operating assets and liabilities
Prepaid expenses	(38)	–	–
Accounts payable and accrued liabilities	144,476	19,941	9,401
Due to related parties	674,419	23,742	23,424
Net Cash Used in Operating Activities	(64,569)	3,005	(8,548)
Financing Activities
Cheques issued in excess of funds on deposit	–	(7)	–
Advances from related parties	66,687	–	10,798
Repayments to related parties	(319)	–	–
Proceeds from issuance of common stock	1,100	–	–
		–	–
Net Cash Provided from Financing Activities	67,468	(7)	10,798
Effect of Exchange Rate Changes on Cash	99	–	(10,183)

Increase (decrease) in Cash	2,998	2,998	9,163

Cash – Beginning of Period	–	–	14
Cash – End of Period	2,998	2,998	9,177

Non-cash Financing Activities
Common stock issued for expenses	15,250	–	–
Settlement of debt by issuance of common stock	11,577	–	–
Acquisition of assets by issuance of convertible note	156,309	–	–

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the consolidated financial statements)

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated significant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. Management plans to raise financing in the form of equity issuances and debt agreements. The continuation of the Company as a going concern, and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to generate sustainable and significant revenue. As at September 30, 2012, the Company has a working capital deficit of $1,039,226 and an accumulated deficit of $1,337,806 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim consolidated financial statements have been prepared in accordance with the accounting principles and policies described in the Company's annual financial statements for the year ended December 31, 2011, and should be read in conjunction with those statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for fair presentation of the Company's financial position, results of operations and cash flows have been included. Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the quarters or year ended December 31, 2012.

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
September 30, 2012
(Expressed in US dollars)
(Unaudited)

4.	Convertible Notes Due to Related Party

On October 15, 2005, the Company issued a convertible promissory note of $156,309 in exchange for assets and revenue rights acquired from Feed Me Sports Inc. The note was non-interest bearing and was payable as of December 15, 2006. The holder can convert the principal at any time at a conversion price equal to the market price of the Company's shares as of the date of conversion. Feed Me Sports Inc. is a corporation controlled by the Company's President and is therefore a related party. After the Company defaulted on the repayment of the note, the Company is required to pay interest at the rate of 6% per annum. On January 21, 2008, the holder partially converted $7,000 of the note into 70,000,000 shares of common stock of the Company. During the period ended September 30, 2012 interest of $6,725 (2011 - $6,700) has been accrued as an expense.

On January 10, 2006, the Company issued a second convertible promissory note of $9,691 in exchange for additional revenue rights acquired from Feed Me Sports Inc. The note was payable on January 10, 2007, and is subject to the same terms and conditions as noted above. During the period ended September 30, 2012 additional interest of $436 (2011 - $435) has been accrued as an expense.

5.	Related Party Transactions and Balances

a)

During the period ended September 30, 2012, the Company recognized $2,250 (2011 - $2,250) of management services at $250 per month, and $2,250 (2011 - $2,250) of donated rent at $250 per month provided by the President of the Company.

b)

As at September 30, 2012, the Company is indebted to the President and a company controlled by the President for $179,117 (December 31, 2011 - $196,427) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

c)

As at September 30, 2012, the Company is indebted to the Company's former Vice President for $65,860 (December 31, 2011 - $65,864) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

d)

As at September 30, 2012, the Company is indebted to a company related by common directors for $371,779 (December 31, 2011 - $362,413) for expenses incurred on behalf of the Company and consulting and management services provided to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

e)

As at September 30, 2012, the Company is indebted to a company related by common directors for $29,490 (December 31, 2011 - $28,515) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

f)

As at September 30, 2012, the Company is indebted to a shareholder for $9,152 (December 31, 2011 - $8,850) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

g)

As at September 30, 2012, the Company is indebted to a shareholder for $12,508 (December 31, 2011 - $12,095) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

h)

As at September 30, 2012 the Company is indebted to a shareholder for $40,000 (December 31, 2011 - $10,000) for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

Mobilized Entertainment Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2012
(Expressed in US dollars)
(Unaudited)

6.	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability

A fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There are three levels of inputs that may be used to measure fair value.

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

The Company has been working with its affiliated company, Feed Me Sports Inc., to develop a suite of fantasy sports applications to teach basic concepts of banking and insurance.

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

Unlike the original business plan of publishing mobile games and ringtones, Eagle1.in does not require significant amounts of capital upfront to develop the product and it does not require a long period of time to wait for the return on the investment. Eagle1.in will generate revenue through the golf courses participating in the Eagle1 program, which will purchase hole-in-one insurance through the captive insurance company currently being setup by the Company. This will mean that the Company will not require nearly as much operating capital in the short term as it did with the games and ringtones.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Based upon the evaluation, the Company's CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report (that is, as of September 30, 2012), due to the material weaknesses in our internal control over financial reporting as disclosed in the Company's annual report for our fiscal year ended December 31, 2011, which have not been resolved as of September 30, 2012.

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

As of November 14, 2012, management has identified a couple of candidates for Directors who would be appointed to the audit committee should they accept positions on the Board.  It is anticipated that Directors and Officers Liability Insurance will need to be obtained prior to securing additional qualified Directors.  We anticipate that at least one additional Director will be in place by the end of the year.

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
31.1*

Certification of principal executive officer required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of principal financial officer required by Rule 13a - 14(1) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.
32.2*	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63.

*Filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2012	MOBILIZED ENTERTAINMENT, INC.

/s/ Kevin Day
By:
Kevin Day

Chief Executive Officer, President, Secretary,
Treasurer, Controller and Director