Form 10-Q/A
period 2012-09-30
Mobilized Entertainment, Inc.
filed 2012-11-14
CIK 1469412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2012
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
YES ☐ NO ☑
As of November 14, 2012, 91,827,466 shares of the registrant’s common stock, $.001 par value per share, were outstanding.

Explanatory Note
The sole purpose of this amendment on Form 10-Q/A to Mobilized Entertainment's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012 (the "Form 10-Q"), is to correct the menu format for Detailed Notes for the data file formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.
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

MOBILIZED ENTERTAINMENT, INC.
(Registrant)

/s/ Kevin Day Kevin Day
Chief Executive Officer, President, Secretary, Treasurer,
Controller and Director

Date: November 14, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (Exhibit 3.1)

3.2	Bylaws of Mobilized Entertainment, Inc

4.0	Convertible Note

31.1	Certification by Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Previously filed with Mobilized Entertainment’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

4